Form 10-Q
period 1999-06-30
JUNO ONLINE SERVICES INC
filed 1999-08-16
CIK 1018035

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

                |X| Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended: June 30, 1999

                                      OR

     |_| Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the transition period from ____ to _____

                             Commission File Number:
                                    000-26009

                           Juno Online Services, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                 13-3914547
  -------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


                        1540 Broadway, New York, NY 10036
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (212) 597-9000

 (Former name, former address, and former year, if changed since last report:)
                                 Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes |_|                No |X|

As of July 31, 1999, there were 34,629,709 shares of the Registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                       FOR
                           JUNO ONLINE SERVICES, INC.

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION.............................................  3

Item 1.  Condensed Consolidated Financial Statements (unaudited)...........  3

         Condensed Consolidated Balance Sheets - June 30, 1999 and
         December 31, 1998.................................................  3

         Condensed Consolidated Statements of Operations - Three and
         six months ended June 30, 1999 and 1998...........................  4

         Condensed Consolidated Statement of Partners' Capital
         (Deficiency)/Statement of Stockholders' Equity - Six months ended June 30, 1999...............................................  6

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998......................................  7

         Notes to Condensed Consolidated Financial Statement...............  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  11

PART II. OTHER INFORMATION................................................   39

Item 1.  Legal Proceedings.................................................  39

Item 2.  Changes in Securities and Use of Proceeds.........................  39

Item 3.  Defaults Upon Senior Securities...................................  40

Item 4.  Submission of Matters to a Vote of Security Holders...............  40

Item 5.  Other Information.................................................  40

Item 6.  Exhibits and Report on Form 8-K...................................  40

Item 7.  Signatures........................................................  41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         June 30,   December 31,
                                                           1999         1998
                                                         ---------  ------------
                                                        (unaudited)
Assets
Current assets:
  Cash and cash equivalents ...........................  $ 111,383    $   8,152
  Accounts receivable, net of allowance for
   doubtful accounts of $421 and $296 in
   1999 and 1998, respectively ........................      3,411        2,115
  Merchandise inventories, net ........................         24           60
  Prepaid expenses and other current assets ...........     11,370          108
                                                         ---------    ---------
   Total current assets ...............................    126,188       10,435
Fixed assets, net .....................................      4,027        4,086
Other assets ..........................................        111          182
                                                         ---------    ---------
   Total assets .......................................  $ 130,326    $  14,703
                                                         =========    =========
Liabilities and partners' capital (deficiency)/
  stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses ...............  $  15,604    $  11,166
  Current portion of capital lease obligations ........        735          450
  Current portion of senior note ......................         --        1,560
  Deferred revenue ....................................      8,973        5,602
                                                         ---------    ---------
   Total current liabilities ..........................     25,312       18,778
Capital lease obligations .............................        825          609
Senior note ...........................................         --        7,569
Deferred rent .........................................        296          335
Deferred revenue ......................................      1,000           --

Commitments and contingencies

Partners' capital (deficiency) ........................                 (12,588)
Stockholders' equity (deficit):
  Preferred stock--$.01 par value; 5,000,000
      authorized, none issued and outstanding .........         --
  Common stock--$.01 par value; 133,333,334
     authorized, 34,629,709 issued and outstanding ....        346
  Additional paid-in capital ..........................    123,265
  Unearned compensation ...............................     (1,043)
  Cumulative translation adjustment ...................         (1)
  Accumulated deficit .................................    (19,674)
                                                         ---------
  Total shareholders' equity ..........................    102,893
                                                         ---------    ---------
  Total liabilities and partners' capital
      (deficiency)/stockholders' equity ...............  $ 130,326    $  14,703
                                                         =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                       Three Months             Six Months
                                       Ended June 30,          Ended June 30,
                                    --------------------    ------------------
                                      1999        1998        1999       1998
                                    --------    --------    --------   --------
Revenues:
  Billable services ..............  $  7,069    $    709    $ 12,875   $  1,174
  Advertising and transaction fees     2,703       1,540       4,968      2,768
  Direct product sales ...........     1,350       2,035       2,999      4,612
                                    --------    --------    --------   --------
   Total revenues ................    11,122       4,284      20,842      8,554
                                    --------    --------    --------   --------

Cost of revenues:
  Billable services ..............     5,481         580      10,159        967
  Advertising and transaction fees     1,162         875       2,242      1,700
  Direct product sales ...........     1,165       1,709       2,589      4,135
                                    --------    --------    --------   --------
   Total cost of revenues ........     7,808       3,164      14,990      6,802
                                    --------    --------    --------   --------

Operating expenses:
  Operations, free service .......     1,771       2,356       3,617      5,180
  Subscriber acquisition .........    13,920         427      16,620      1,880
  Sales and marketing ............     2,716       2,884       5,028      7,154
  Product development ............     1,977       1,630       3,831      3,465
  General and administrative .....       982         676       1,686      1,590
                                    --------    --------    --------   --------
   Total operating expenses ......    21,366       7,973      30,782     19,269
                                    --------    --------    --------   --------
   Loss from operations ..........   (18,052)     (6,853)    (24,930)   (17,517)
Interest income (expense), net ...       795         (14)        906         60
                                    --------    --------    --------   --------
   Net loss ......................  $(17,257)   $ (6,867)   $(24,024)  $(17,457)
                                    ========    ========    ========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
     (in thousands, except per limited partnership unit and per share data)
                                   (unaudited)

                                                                              Six Months Ended
                                                                                June 30, 1999
                                                                  -----------------------------------------
                                                                      Two            Four                             Six
                                      Three Months Ended             Months         Months                           Months
                                           June 30,                  Ended           Ended                           Ended
                                   -------------------------      February 28,      June 30,                        June 30,
                                     1999             1998            1999            1999           Total            1998
                                   --------         --------      ------------      --------        --------        ---------
Net loss ..................        $(17,257)        $ (6,867)       $ (4,350)       $(19,674)       $(24,024)       $(17,457)
                                   ========         ========        ========        ========        ========        ========
Net loss attributable to
  common stockholders .....        $(17,355)        $ (6,867)       $ (4,350)       $(19,825)       $(24,024)       $(17,457)
                                   ========         ========        ========        ========        ========        ========
Basic and diluted net loss
  per Class A limited
  partnership unit ........                         $  (0.41)       $  (0.25)                                       $  (1.06)
                                                    ========        ========                                        ========
Basic and diluted net loss
  per share ...............        $  (1.29)                                        $  (1.96)
                                   ========                                         ========
Weighted average number of:
  Class A limited
   partnership units ......                           16,943          17,684                                          16,499
                                                    ========        ========                                        ========
  Shares of common stock ..          13,479                                           10,109
                                   ========                                         ========
Pro forma basic and diluted
  net loss per share ......        $  (0.56)                                                        $  (0.93)
                                   ========                                                         ========
Weighted average shares
  outstanding used in pro
  forma basic and diluted
  per share calculation ...          30,601                                                           25,939
                                   ========                                                         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY) /
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                        Partners'
                                      Contributions               Common Stock          Additional                  Cumulative
                                 -----------------------     -----------------------     Paid-in       Unearned     Translation
                                   Units         Amount       Shares        Amount       Capital     Compensation    Adjustment
                                 ---------     ---------     ---------     ---------    ----------   ------------   -----------
Balance, December 31, 1998 ..       17,684     $  79,578
  Net loss for the period
   January 1, 1999 to
   February 28, 1999 ........           --            --
  Effect of statutory merger       (17,684)      (79,578)           --            --     $ (95,788)    $    (728)           --
  Preferred stock accretion .                                       --            --          (151)           --            --
  Issuance of common stock,
   net of offering costs ....                                    6,500     $      65        77,220            --            --
  Issuance of common
   stock upon exercise of
   stock options ............                                      307             3           149            --            --
  Proceeds from the sale of
   preferred stock ..........                                                     --            59            --            --
  Conversion of redeemable
   convertible preferred
   stock to common stock ....                                   27,823           278       141,251            --            --
  Net loss for the period
   March 1, 1999 to
   June 30, 1999 ............                                       --            --            --            --            --
  Unearned compensation .....                                                     --           525          (525)           --
  Amortization of unearned
   compensation .............                                                     --            --           210            --
  Foreign currency adjustment                                                     --            --            --     $      (1)
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance, June 30, 1999 ......           --     $      --        34,630     $     346     $ 123,265     $  (1,043)    $      (1)
                                 =========     =========     =========     =========     =========     =========     =========



                                   Accumulated
                                     Deficit        Total
                                   -----------    ---------
Balance, December 31, 1998 ..       $ (92,166)    $ (12,588)
  Net loss for the period
   January 1, 1999 to
   February 28, 1999 ........          (4,350)       (4,350)
  Effect of statutory merger           96,516       (79,578)
  Preferred stock accretion .              --          (151)
  Issuance of common stock,
   net of offering costs ....              --        77,285
  Issuance of common
   stock upon exercise of
   stock options ............              --           152
  Proceeds from the sale of
   preferred stock ..........              --            59
  Conversion of redeemable
   convertible preferred
   stock to common stock ....              --       141,529
  Net loss for the period
   March 1, 1999 to
   June 30, 1999 ............         (19,674)      (19,674)
  Unearned compensation .....              --            --
  Amortization of unearned
   compensation .............              --           210
  Foreign currency adjustment              --            (1)
                                    ---------     ---------
Balance, June 30, 1999 ......       $ (19,674)    $ 102,893
                                    =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                        -----------------------
                                                                           1999          1998
                                                                        ---------     ---------
Cash flows from operating activities:
 Net loss ..........................................................    $ (24,024)    $ (17,457)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ....................................        1,159         1,164
  Amortization of deferred rent ....................................          (31)          184
  Amortization of unearned compensation ............................          210            --
  Changes in operating assets and liabilities:
   Accounts receivable .............................................       (1,296)         (836)
   Merchandise inventories .........................................           36           647
   Prepaid expenses and other current assets .......................      (11,262)          315
   Accounts payable and accrued expenses ...........................        4,429        (1,957)
   Deferred revenue ................................................        4,371         3,549
                                                                        ---------     ---------
    Net cash used in operating activities ..........................      (26,408)      (14,391)
                                                                        ---------     ---------
Cash flows from investing activities:
 Purchases of fixed assets .........................................         (229)       (1,488)
 Proceeds from sale of fixed assets ................................           --           287
 Other assets ......................................................           71             2
                                                                        ---------     ---------
    Net cash used in investing activities ..........................         (158)       (1,199)
                                                                        ---------     ---------
Cash flows from financing activities:
 Payments on capital lease obligations .............................         (370)         (239)
 Proceeds from senior note .........................................           --        10,000
 Payments on senior note ...........................................       (9,129)           --
 Net proceeds from issuance of redeemable
  convertible preferred stock ......................................       61,859            --
 Capital contributions .............................................           --         8,500
 Net proceeds from issuance of common stock
  upon completion of IPO ...........................................       77,285            --
 Proceeds from issuance of common stock
  upon exercise of stock options ...................................          152            --
                                                                        ---------     ---------
    Net cash provided by financing activities ......................      129,797        18,261
                                                                        ---------     ---------
    Net increase in cash and cash equivalents ......................      103,231         2,671
Cash and cash equivalents, beginning of period .....................        8,152        13,770
                                                                        ---------     ---------
Cash and cash equivalents, end of period ...........................    $ 111,383     $  16,441
                                                                        =========     =========
Supplemental disclosure of cash flow information:
 Cash paid for interest ............................................    $     293     $      68

Supplemental schedule of noncash investing and financing activities:
 Accretion of preferred stock ......................................    $     151     $      --
 Capital lease obligations incurred for
  network equipment ................................................          871           869

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (in thousands, except limited partnership unit and share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc. and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Registration Statement on Form S-1 dated May 25, 1999 (the "Registration Statement").

      On March 1, 1999, Juno Online Services, L.P. and Juno Online Services, Inc., entities under common control, effected a statutory merger pursuant to which Juno Online Services, L.P. was merged with and into Juno Online Services, Inc., in a manner similar to a pooling of interests (the "Statutory Merger"). This tax free transaction resulted in the combination of Juno Online Services, L.P. (the "Partnership") with its wholly owned subsidiary, Juno Online Services, Inc. such that Juno Online Services, Inc. is the surviving entity. In connection with the Statutory Merger, the Class A Units of the Partnership were converted into Series A Redeemable Convertible Preferred Stock and accumulated losses of the Partnership were reclassified to additional paid-in capital. In May 1999, pursuant to the Registration Statement, the Company completed an initial public offering ("IPO") of 6,500,000 shares of the Company's common stock resulting in net proceeds of approximately $77.3 million. Upon closing of the IPO, all Redeemable Convertible Preferred Stock converted into common stock.

      Contemporaneously with the closing of the IPO, the Company effectuated a 1-for-4.5 reverse stock split. Accordingly, all share data and limited partnership units have been restated for the retroactive effect of the reverse split as if it had occurred at the beginning of the earliest period presented.

2. FOREIGN CURRENCY TRANSLATION

      The functional currency of the Company's foreign subsidiary in India is the local currency. Accordingly, all assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
         (in thousands, except limited partnership unit and share data)
                                   (unaudited)

3. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share.

                                                                               Six Months Ended June 30, 1999
                                                                       --------------------------------------------
                                                                        Two Months     Four Months
                                       Three Months Ended June 30,        Ended           Ended                        Six Months
                                       ----------------------------    February 28,      June 30,                     Ended June 30,
                                            1999           1998            1999            1999           Total            1998
                                       ------------    ------------    ------------    ------------    ------------   --------------
Numerator:
Net loss                               $    (17,257)   $     (6,867)   $     (4,350)   $    (19,674)   $    (24,024)   $    (17,457)
Preferred stock accretion                       (98)                                           (151)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net loss available to common
    Stockholders                       $    (17,355)   $     (6,867)   $     (4,350)   $    (19,825)   $    (24,024)   $    (17,457)
                                       ============    ============    ============    ============    ============    ============

Denominator:
Weighted average
    Number of:
Class A limited partnership units                        16,943,288      17,684,035                                      16,498,844
                                                       ============    ============                                    ============
Shares of Common Stock                   13,479,481                                      10,109,498
                                       ============                                    ============
Basic and diluted net loss per Class
A limited partnership unit                             $      (0.41)   $      (0.25)                                   $      (1.06)
                                                       ============    ============                                    ============
Basic and diluted net loss per share   $      (1.29)                                   $      (1.96)
                                       ============                                    ============

      Net loss per share for the six months ended June 30, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger.

      The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Series A (Class A limited partnership units prior to March 1, 1999) and Series B Redeemable Convertible Preferred Stock as shares of common stock for the period following the March 1999 statutory merger.

                                                  Three Months     Six Months
                                                 Ended June 30,   Ended June 30,
                                                       1999            1999
                                                 --------------   --------------
Numerator:
Net loss                                           $    (17,257)   $    (24,024)
                                                   ============    ============
Denominator:
Weighted average number of: shares of
  Common stock                                       13,785,251       6,972,179
Redeemable Convertible Preferred Stock
treated as shares of common stock
     Series B                                         6,127,795       4,800,055
     Series A (Class A limited partnership units
        prior to March 1, 1999)                      10,688,153      14,166,768
                                                   ------------    ------------
     Denominator for pro forma basic and
        diluted net loss per share                   30,601,199      25,939,002
                                                   ============    ============
Pro forma basic and diluted net loss per share           ($0.56)         ($0.93)
                                                   ============    ============

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
         (in thousands, except limited partnership unit and share data)
                                   (unaudited)

4. SENIOR NOTE

      On March 31, 1998, the Company borrowed $10,000 from D. E. Shaw Securities Group, L.P. ("Shaw Securities"), pursuant to an unsecured Senior Note (the "Senior Note"). Shaw Securities, whose general partner is D. E. Shaw & Co., L.P., is an affiliate of the Company. The Senior Note, as amended, bears interest at the Federal Funds Rate plus 0.375%. In June 1999, the Company repaid the balance of the Senior Note in full, in the amount of $8,634 including accrued interest.

5. SUBSEQUENT EVENT

      On July 28, 1999, the Company entered into a credit facility with a bank (the "Facility") that provides for borrowings up to $10,000. Borrowings can be in the form of advances and/or standby letters of credit. The Facility expires on July 27, 2000. The Facility is collateralized by substantially all of the assets of the Company. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the facility bear interest at the bank's prime rate (8% at July 31, 1999). All outstanding borrowings under the Facility are due upon the expiration of the Facility. The Company also must pay fees on the unused portion of the Facility and on any standby letters of credit. Under the terms of the Facility, the Company is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of Juno should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Juno's actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under "Risk Factors That May Affect Future Results" and elsewhere in this quarterly report, and in other reports and documents filed from time to time with the Securities and Exchange Commission.

Overview

      Juno Online Services, Inc. is a leading provider of Internet-related services to millions of computer users throughout the United States. We offer several levels of service, ranging from basic dial-up Internet e-mail--which is provided to the end user for free--to full, competitively priced access to the World Wide Web. Our revenues are derived primarily from the fees we charge for the use of our billable subscription services, from the sale of advertising, and from the direct sale of products to our subscribers.

      Our business strategy has encompassed two phases. The initial phase, which began at our inception in June 1995, focused on building computer systems and related infrastructure that could be rapidly expanded to accommodate increasing numbers of users, and on maximizing the number of subscribers to our free basic e-mail service, which launched in April 1996. In July 1998, we commenced the second phase of our business strategy by introducing two additional service levels: an enhanced e-mail service, Juno Gold, and a full Internet access service, Juno Web.

      We classify our revenues as follows:

      (1) Billable services revenues, consisting of:

            (a) subscription fees from subscribers to Juno Gold and Juno Web, our billable subscription services;

            (b) technical support fees received when subscribers to our free basic e-mail service and to Juno Gold call a 900 number for live assistance from a support technician; and

            (c) charges for shipping and handling associated with mailing disks upon request to prospective Juno subscribers, consulting revenues, and fees for other billable services.

      (2) Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, users of our services. The majority of these advertisements are displayed while a Juno subscriber reads or writes e-mail offline. Advertising revenues are also derived from ad impressions displayed on our portal Web site, to which Juno Web subscribers are automatically brought each time they use Juno to connect to the Web.

      (3) Direct product sales, consisting of revenues generated from the sale of products directly by us to users of our services and the associated shipping and handling fees.

      The commencement of the second phase of our business strategy has affected the composition of our revenues. On July 22, 1998, we launched our billable subscription services, and as of June 30, 1999, we had approximately 270,000 billable service subscribers, consisting of approximately 110,000 Juno Gold subscribers and approximately 160,000 Juno Web subscribers. Since the launch of our billable subscription services, billable services revenues have increased, both in absolute terms and as a percentage of our revenues.

      We currently offer our billable subscription services under a number of pricing plans. The standard list price for Juno Gold is $2.95 per month, billed annually in advance. Juno Web's standard list price is a flat rate of $19.95 per month, billed monthly. In marketing our billable subscription services, we have typically offered a number of promotions, such as a free month of service or a discounted rate for an initial period. We also have a practice of testing and marketing other types of promotions and pricing plans--including ones with price points lower than our standard list prices--and in light of the evolving market for Internet access services and the emergence of competitors who may charge less than we do for such services, we expect to continue this practice, for the purpose of assessing and generating consumer interest. Revenues from our billable subscription services accounted for approximately 91.4% of billable services revenues during the second quarter of 1999.

      Our strategy contemplates considerable growth in the number of subscribers to our billable subscription services. We intend to continue to devote significant resources to direct marketing, brand marketing and referral programs designed to acquire new subscribers directly into our billable subscription services and to encourage migration of our free basic e-mail subscribers to these billable services. We expect growth in the subscriber base for Juno Gold and Juno Web to result in substantial growth in subscription fees, both in absolute dollar terms and as a percentage of total revenues. Our strategy contemplates that revenues for billable subscription services are likely to be the single largest source of revenues for Juno in the immediate future.

      We face intense competition to acquire billable service subscribers. Our competitors for such subscribers include companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into and/or renew agreements with distribution partners, driving price reductions for our billable services, and/or driving increased spending in areas such as marketing, telecommunications, content procurement, and product development.

      Additionally, our strategy contemplates increases in revenues from advertising and transaction fees. We expect that strategic marketing alliances will account for an increasing portion of such revenues. This is due in part to our expectation that we may secure additional strategic marketing alliances, as well as to our expectation that we may earn incremental performance-based revenues beyond the minimum guaranteed revenues associated with some of these arrangements. Our competitors for revenues from advertising and transaction fees include companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This competitive environment could have a variety of harmful effects on us, including driving advertising rate reductions and limiting our ability to enter into and/or renew advertising agreements.

      Our strategy contemplates decreases in revenues from direct product sales in the future as a percentage of total revenues, and potentially in absolute dollar terms, primarily due to our strategic decision to focus increasingly on higher margin activities.

      We are also subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers typically incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and experience relatively lighter usage and relatively fewer account registrations during the summer. We believe subscriber acquisition also tends to be most effective during the first and last calendar quarters of each year, and we may take these types of seasonal effects into consideration in scheduling our marketing activities. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The failure to retain subscribers to our billable subscription services, or an increase in the rate of cancellations of those services, would cause our business and financial results to suffer.

      Our principal expenses consist of marketing, telecommunications, customer service, personnel and related costs, and the cost of direct product sales. We have elected to obtain telecommunications services, customer service and merchandising fulfillment principally from third-party providers.

      We have incurred net losses of $116.2 million from our inception on June 30, 1995 through June 30, 1999. We have relied on sales of equity securities, totaling $218.7 million, and borrowings to fund our operations. Included in this amount are $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.8 million of net proceeds from the March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering. We expect net losses to continue for the foreseeable future as we continue to incur significant expenses while pursuing our business strategy.

      Prior to March 1, 1999, we operated our business primarily through a limited partnership, Juno Online Services, L.P. On that date, we completed a statutory merger of Juno Online Services, L.P. into Juno Online Services, Inc., which had been a wholly owned subsidiary of Juno Online Services, L.P. Juno Online Services, Inc. is the surviving entity after completion of the statutory merger. Since we operated as a limited partnership prior to March 1, 1999, taxable losses incurred through that date have been allocated to the partners for reporting on their respective income tax returns. Accordingly, as of that date, we had no available net operating loss carryforwards available for federal and state income tax purposes to offset future taxable income, if any.

      In May 1999, we completed the formation of Juno Online Services Development Private Limited ("Juno India"), a majority-owned subsidiary of Juno Online Services, Inc. Immediately following its formation, Juno India hired as employees substantially all of the individuals who had previously served as technical and non-technical consultants to us in India, pursuant to an agreement with an affiliated party. At June 30, 1999, Juno India employed 50 individuals. Juno India currently is negotiating an agreement covering occupancy and related services from an affiliated entity. Juno India currently obtains these services from this affiliated entity on a month-to-month basis.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Revenues

      Total revenues increased $6.8 million, to $11.1 million for the three months ended June 30, 1999 from $4.3 million for the three months ended June 30, 1998, an increase of 160%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

      Billable Services. Billable services revenues increased $6.4 million, to $7.1 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998, an increase of 897%. This increase was due primarily to the introduction of our billable subscription services in July 1998, which contributed $6.5 million of revenues in the three months ended June 30, 1999. At June 30, 1999, there were approximately 270,000 billable service subscribers, with approximately 110,000 subscribing to Juno Gold and approximately 160,000 subscribing to Juno Web.

      Advertising and Transaction Fees. Advertising and transaction fees increased $1.2 million, to $2.7 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998, an increase of 75.5%. This increase was due to additional revenue from a larger number of strategic marketing alliances. This increase was also due in part to a contribution from revenue recognized over the shortened life of a strategic marketing alliance which featured a minimum revenue guarantee and which was terminated by the strategic partner effective May 1, 1999. This contribution accounted for approximately 20.4% of advertising and transaction fees for the three months ended June 30, 1999. The increase in advertising and transaction fees was partially offset by declines in the number of and the aggregate revenue generated from shorter-term ad sales contracts, reflecting our shift in emphasis towards larger strategic deals.

      From time to time, we engage in barter transactions in which we exchange advertising with other Internet or media companies, provide advertising in exchange for software distribution services or other forms of marketing assistance, or participate in other reciprocal service arrangements. Barter transactions accounted for approximately 10.7% of the total advertising and transaction fees for the three months ended June 30, 1999 versus 1.4% for the three months ended June 30, 1998.

      Direct Product Sales. Direct product sales decreased approximately $0.7 million, to $1.4 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998, a decrease of 33.7%. This decline reflects a downward trend in average retail prices for computer hardware and our strategic decision to de-emphasize direct merchandising in favor of higher margin e-commerce activities through the formation of strategic marketing alliances--which are recorded on the advertising and transaction fees revenue line.

      Cost of Revenues

      Total cost of revenues increased $4.6 million, to $7.8 million for the three months ended June 30, 1999 from $3.2 million for the three months ended June 30, 1998, an increase of 147%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      Billable Services. Cost of revenues related to billable services consists primarily of the costs to provide Juno Gold and Juno Web, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, cost of revenues related to billable services includes the costs of mailing disks upon request to prospective Juno subscribers, and the personnel and related overhead costs associated with our performance of a short-term consulting engagement.

      Cost of revenues related to billable services increased $4.9 million, to $5.5 million for the three months ended June 30, 1999 from $0.6 million for the three months ended June 30, 1998, an increase of 845%. This increase was due primarily to the costs of providing our billable subscription services. Costs related to the provision of these billable subscription services, principally customer service, technical support and telecommunications expenses, accounted for 78.7% of the total costs of revenues related to billable services during the three months ended June 30, 1999 and accounted for the majority of the increase. Cost of revenues as a percentage of billable services revenues decreased to 77.5% for the three months ended June 30, 1999 from 81.8% for the three months ended June 30, 1998. This decrease is primarily attributable to the introduction of billable subscription services and the higher margins realized from those services during the three months ended June 30, 1999.

      Advertising and Transaction Fees. Cost of revenues for advertising and transaction fees consists primarily of the transmission costs associated with downloading advertisements to the hard drives of subscribers' computers for later display, the personnel and related costs associated with the creation and distribution of such advertisements, and the costs associated with reporting the results of ad campaigns to advertisers.

      Cost of revenues for advertising and transaction fees increased $0.3 million, to $1.2 million for the three months ended June 30, 1999 from $0.9 million for the three months ended June 30, 1998, an increase of 32.8%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees decreased to 43.0% for the three months ended June 30, 1999 from 56.8% for the three months ended June 30, 1998. This decrease is primarily due to a contribution from revenue recognized over the shortened life of a strategic marketing alliance that featured a minimum revenue guarantee, and also to decreased telecommunications rates, faster average connection speeds and improvements in our production and distribution methods.

      Direct Product Sales. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

      The cost of revenues for direct product sales decreased $0.5 million, to $1.2 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998, a decrease of 31.8%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 86.3% for the three months ended June 30, 1999 from 84.0% for the three months ended June 30, 1998. This increase as a percentage of direct product sales revenue was primarily due to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise.

      Operating Expenses

      Operations, Free Service. Operations, free service consists of the costs associated with providing our free basic e-mail service, comprising principally telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

      Expenses associated with operations, free service decreased $0.6 million, to $1.8 million for the three months ended June 30, 1999 from $2.4 million for the three months ended June 30, 1998, a decrease of 24.8%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base.

      Subscriber Acquisition. Subscriber acquisition costs include all costs incurred to acquire subscribers to either our free basic e-mail service or one of our billable subscription services. These costs include direct mail campaigns, advertising through conventional and computer-based media, telemarketing, producing advertisements to be displayed over the Juno services and transmitting them to our subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

      Subscriber acquisition costs increased $13.5 million, to $13.9 million for the three months ended June 30, 1999 from $0.4 million for the three months ended June 30, 1998. This increase is primarily due to costs related to the rollout of our 1999 external marketing campaign, including direct mail programs, television and radio commercials, outdoor advertising and various other advertising expenditures. This increase is also due to inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities and ad production and transmission costs associated with soliciting basic e-mail subscribers to upgrade to our billable subscription services. As a percentage of revenues, subscriber acquisition costs increased to 125% in the three months ended June 30, 1999 from 10.0% in the three months ended June 30, 1998. This increase as percentage of revenues was primarily due to increased costs related to the rollout of our 1999 external marketing campaign. We expect to continue to incur significant subscriber acquisition costs in the future.

      Sales and Marketing. Sales and marketing expenses consist primarily of the personnel and related overhead costs of the following departments: advertising sales and business development; direct product sales; and product marketing. Also included are costs associated with trade advertising intended to support our ad sales effort, corporate branding activities unrelated to subscriber acquisition, and public relations, as well as ad production, ad transmission, customer service and fulfillment costs associated with our direct product sales activities.

      Sales and marketing costs decreased $0.2 million, to $2.7 million for the three months June 30, 1999 from $2.9 million for the three months ended June 30, 1998, a decrease of 5.8%. Sales and marketing costs for the three months ended June 30, 1999 include additional trade advertising costs relative to the comparable period of 1998. However, sales and marketing costs were lower in the second quarter of 1999 versus the comparable quarter for 1998 reflecting a charge of approximately $300,000 recorded in the second quarter of 1998, related to our decision to close various regional sales offices. As a percentage of revenues, sales and marketing costs decreased to 24.4% in the three months ended June 30, 1999 from 67.3% in the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in revenues for the three months ended June 30, 1999.

      Product Development. Product development includes research and development expenses and other product development costs. These costs consist primarily of personnel and related overhead costs as well as the costs associated with research and development and other product development activities performed for us on a contract basis by a related party in Hyderabad, India, prior to our hiring as employees substantially all of these individuals in May 1999.

      Product development costs increased approximately $0.3 million, to $2.0 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998, an increase of 21.3%. This increase is primarily due to additional personnel and related costs in both the domestic and India offices. Product development costs in the three months ended June 30, 1999 and 1998 related primarily to the continued development of our billable subscription services and of various pieces of software. To date, we have not capitalized any expenses related to any software development activities.

      General and Administrative. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

      General and administrative costs increased $0.3 million, to $1.0 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998, an increase of 45.3%. This increase is primarily due to increased insurance costs for directors' and officers' liability insurance and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs decreased to 8.8% for the three months ended June 30, 1999 from 15.8% for the three months ended June 30, 1998. This decrease was primarily due to the increase in revenue for the three months ended June 30, 1999. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional services fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

      Interest Income, Net. Interest income, net increased $809,000, to $795,000 for the three months ended June 30, 1999 from $(14,000) for the three months ended June 30, 1998. This increase is primarily due to interest income earned on higher average cash balances in the three months ended June 30, 1999 due to the receipt of $77.3 million of net proceeds upon the closing of our initial public offering on June 1, 1999 and the receipt of $61.8 million of net proceeds in exchange for the issuance of redeemable convertible preferred stock in March 1999, partially offset by higher interest payments for borrowings.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Revenues

      Total revenues increased approximately $12.3 million, to $20.8 million for the six months ended June 30, 1999 from $8.6 million for the six months ended June 30, 1998, an increase of 144%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

      Billable Services. Billable services revenues increased $11.7 million, to $12.9 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998, an increase of 997%. This increase was due primarily to the introduction of our billable subscription services in July 1998, which contributed $11.5 million of revenues in the six months ended June 30, 1999.

      Advertising and Transaction Fees. Advertising and transaction fees increased $2.2 million, to $5.0 million for the six months ended June 30, 1999 from $2.8 million for the six months ended June 30, 1998, an increase of 79.5%. This increase was due to additional revenue from a larger number of strategic marketing alliances. This increase was also due in part to a contribution from revenue recognized over the shortened life of a strategic marketing alliance which featured a minimum revenue guarantee and which was terminated by the strategic partner effective May 1, 1999. This contribution accounted for approximately 21.6% of advertising and transaction fees for the six months ended June 30, 1999. The increase in advertising and transaction fees was partially offset by declines in the number of and the aggregate revenue generated from shorter-term ad sales contracts, reflecting our shift in emphasis towards larger strategic deals. Barter transactions accounted for approximately 5.8% of the total for the six months ended June 30, 1999 versus 0.1% for the six months ended June 30, 1998.

      Direct Product Sales. Direct product sales decreased approximately $1.6 million, to $3.0 million for the six months ended June 30, 1999 from $4.6 million for the six months ended June 30, 1998, a decrease of 35.0%. This decline reflects our strategic decision in 1998 to narrow the range of our direct product sales activities and of the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales. This decline also reflects a downward trend in average retail prices for computer hardware.

      Cost of Revenues

      Total cost of revenues increased $8.2 million, to $15.0 million for the six months ended June 30, 1999 from $6.8 million for the six months ended June 30, 1998, an increase of 120%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      Billable Services. Cost of revenues related to billable services increased $9.2 million, to $10.2 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998, an increase of 951%. This increase was due primarily to the costs of providing our billable subscription services. Costs related to the provision of these billable subscription services, principally customer service, technical support and telecommunications expenses, accounted for 77.5% of the total costs of revenues related to billable services during the six months ended June 30, 1999 and accounted for the majority of the increase. Cost of revenues as a percentage of billable services revenues decreased to 78.9% for the six months ended June 30, 1999 from 82.4% for the six months ended June 30, 1998. This decrease is primarily attributable to the introduction of billable subscription services and the higher margins realized from those services during the six months ended June 30, 1999.

      Advertising and Transaction Fees. Cost of revenues for advertising and transaction fees increased $0.5 million, to $2.2 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998, an increase of 31.9%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees decreased to 45.1% for the six months ended June 30, 1999 from 61.4% for the six months ended June 30, 1998. This decrease is primarily due to a contribution from revenue recognized over the shortened life of a strategic marketing alliance that featured a minimum revenue guarantee, and also to decreased telecommunications rates, faster average connection speeds and improvements in our production and distribution methods.

      Direct Product Sales. The cost of revenues for direct product sales decreased $1.5 million, to $2.6 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998, a decrease of 37.4%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues decreased to 86.3% for the six months ended June 30, 1999 from 90.0% for the six months ended June 30, 1998. This decrease was primarily due to efficiencies associated with outsourcing various functions rather than performing them internally, partially offset by a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise.

      Operating Expenses

      Operations, Free Service. Expenses associated with operations, free service decreased $1.6 million, to $3.6 million for the six months ended June 30, 1999 from $5.2 million for the six months ended June 30, 1998, a decrease of 30.2%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base.

      Subscriber Acquisition. Subscriber acquisition costs increased $14.7 million, to $16.6 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. This increase is primarily due to costs related to the rollout of our new, external marketing campaign, including direct mail programs, television and radio commercials, outdoor advertising and various other advertising expenditures. This increase is also due to inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities and ad production and transmission costs associated with soliciting basic e-mail subscribers to upgrade to our billable subscription services. As a percentage of revenues, subscriber acquisition costs increased to 79.7% in the six months ended June 30, 1999 from 22.0% in the six months ended June 30, 1998. This percentage increase was primarily due to increased costs related to the rollout of our 1999 external marketing campaign. We expect to continue to incur significant subscriber acquisition costs in the future.

      Sales and Marketing. Sales and marketing costs decreased approximately $2.1 million, to $5.0 million for the six months ended June 30, 1999 from $7.2 million for the six months ended June 30, 1998, a decrease of 29.7%. This decrease is primarily due to cost savings associated with our 1998 decisions to close our regional ad sales offices and to narrow the range of our direct product sales activities. We reduced the headcount assigned to our direct product sales activities, as well as our inventory risk, primarily by outsourcing substantially all of the procurement, warehousing, fulfillment, billing and customer service aspects of the initiative. In each of the first and second quarters of 1998, sales and marketing expenses include charges of approximately $300,000 related to inventory write-offs, severance pay and lease termination costs. As a percentage of revenues, sales and marketing costs decreased to 24.1% in the six months ended June 30, 1999 from 83.6% in the six months ended June 30, 1998. This percentage decrease was primarily due to the increase in revenues for the six months ended June 30, 1999.

      Product Development. Product development costs increased approximately $0.4 million, to $3.8 million for the six months ended June 30, 1999 from $3.5 million for the six months ended June 30, 1998, an increase of 10.6%. This increase is primarily due to additional personnel and related costs in both the domestic and India offices. Product development costs in the six months ended June 30, 1999 and 1998 related primarily to the continued development of our billable subscription services and of various pieces of software. To date, we have not capitalized any expenses related to any software development activities.

      General and Administrative. General and administrative costs increased $0.1 million, to $1.7 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 30, 1998, an increase of 6.0%.

This increase is primarily due to increased insurance costs for directors' and officers' liability insurance and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs decreased to 8.1% for the six months ended June 30, 1999 from 18.6% for the six months ended June 30, 1998. This decrease was primarily due to the increase in revenue for the six months ended June 30, 1999. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

      Interest Income, Net. Interest income, net increased $846,000, to $906,000 for the six months ended June 30, 1999 from $60,000 for the six months ended June 30, 1998. This increase is primarily due to interest income earned on higher average cash balances in the six months ended June 30, 1999 due to the receipt of $77.3 million of net proceeds upon the closing of our initial public offering on June 1, 1999 and the receipt of $61.8 million of net proceeds in exchange for the issuance of redeemable convertible preferred stock in March 1999, partially offset by higher interest payments for borrowings.

Quarterly Results of Operations Data

The following table sets forth selected subscriber data for each of the five quarters ended June 30, 1999:

                                                   June 30, 1999    Mar. 31, 1999    Dec. 31, 1998   Sept. 30, 1998    June 30, 1998
                                                   -------------    -------------    -------------   --------------    -------------
Selected Subscriber Data:
Total subscriber accounts as of (1) .........          7,175,000        6,817,000        6,336,000        5,852,000        5,298,000
Subscriber Activity:
  Subscriber accounts that
       connected in the three-month
       period ended .........................          2,920,000        3,108,000        3,108,000        3,121,000        3,032,000
  Subscriber accounts that
       connected in the month ended .........          2,277,000        2,438,000        2,434,000        2,409,000        2,361,000
  Average subscriber accounts that
       connected per day in the month
       ended ................................            810,000          912,000          887,000          889,000          836,000
Billable subscription service
     accounts as of (2) .....................            270,000          207,000          144,000           64,000               --

----------
(1) Includes all user accounts created since Juno's inception, regardless of activity level, if any, net of accounts that have been cancelled.
(2) Billable subscription service accounts are a subset of total subscriber accounts and, to the extent applicable, are also included in the number of subscriber accounts shown as having connected during the periods described.

LIQUIDITY AND CAPITAL RESOURCES

      Since formation, we have financed our operations from the funds generated by the sale of equity securities and borrowings. Recent sales of equity securities include $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.8 million of net proceeds received from the March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $116.2 million through June 30, 1999.

      For the six months ended June 30, 1999, we used $16.9 million in cash for working capital purposes and to fund losses from operations. Additionally, at June 30, 1999, $9.5 million remains prepaid for advertising that may be used at any time prior to March 2001, bringing total net cash used in operating activities to $26.4 million for the six months then ended. Net cash used in operating activities was $14.4 million for the six months ended June 30, 1998. This year over year increase in cash used in operating activities was primarily the result of the commencement of the 1999 external marketing campaign, prepaid advertising, and partially offsetting changes in working capital accounts.

      Net cash used in investing activities was $0.2 million for the six months ended June 30, 1999 and $1.2 million for the six months ended June 30, 1998. The principal use of cash for the periods presented was for the purchase of fixed assets.

      Net cash provided by financing activities was $129.8 million for the six months ended June 30, 1999 and $18.3 million for the six months ended June 30, 1998. Financing activities for the six months ended June 30, 1999 primarily include $139.1 million of net proceeds received from our March 1999 private placement and our initial public offering. Of the net proceeds from the initial public offering, $8.6 million was used to repay, in full, a note from an affiliated party. Financing activities for the six months ended June 30, 1998 primarily include the proceeds from a note from an affiliated party and capital contributions.

      In July 1999, we entered into a credit facility with a bank (the "Facility") that provides for borrowings up to $10.0 million. Borrowings can be in the form of advances and/or standby letters of credit. The Facility expires in July 2000. The Facility is collateralized by substantially all of the assets of the Company. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the Facility bear interest at the bank's prime rate (8% at July 31, 1999). Under the terms of the Facility, the Company is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing.

      We do not currently have any material commitments for capital expenditures outside of the normal course of business and recent historical trends. However, we do anticipate that we will increase our capital expenditures and lease commitments beyond recent historical trends to expand our infrastructure in anticipation of the growth of our subscriber base. We may also take advantage of opportunities to employ various capital-intensive approaches to the provision of our Internet services. As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. In addition, we anticipate significantly increasing subscriber acquisition expenses in order to fund subscriber growth and help us gain market share. Additional expenditures in connection with subscriber acquisition will represent a material use of our cash resources.

      At June 30, 1999, we had $111.4 million in cash and cash equivalents. We currently continue to experience negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Based upon our current business plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. Other than the Facility, we have not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

IMPACT OF THE YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify a given year. Many of the computer programs that Juno utilizes include specialized functions that involve date manipulation. These functions are critical to our business, and include:

      o     signup of new subscribers to our services;

      o     validation of credit cards;

      o     transfer, storage and processing of e-mail and advertisements;

      o scheduling of advertisements and reporting of results to advertisers; and

      o billing and invoicing of advertisers and subscribers to our billable subscription services.

      Juno's business is heavily dependent upon the use of operating systems and applications that, in the aggregate, involve millions of lines of computer code. Similarly, our business is also dependent on the coordinated functioning of a network made up of hundreds of servers and other pieces of computer equipment, all of which have computer code embedded in them. If any of the programs that Juno utilizes misinterpret the date code "00" as the year 1900 rather than the year 2000, significant errors could be introduced into the information we use to manage the business and the computer systems that operate our online services. These miscalculations could result in errors in our operations or in disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

      State Of Readiness. We have begun to assess the Year 2000 readiness of our information technology systems. Our overall Year 2000 readiness plan consists of the following phases:

      o preparing an inventory of all software and hardware items affected by the Year 2000 issue;

      o testing our internally developed proprietary software for quality assurance;

      o contacting providers of material information technology and other technology;

      o repairing or replacing components that are determined to not be Year 2000 compliant; and

      o creating contingency plans to address potential Year 2000 failures that we cannot control or have not previously been able to detect or repair.

      Specific steps in our Year 2000 assessment to date have included:

      o running several successful Year 2000 simulations on our test systems to verify software performance by artificially moving the date forward from December 31, 1999 to January 1, 2000;

      o reviewing source code of our proprietary software to identify all functions that process dates; and

      o identifying critical suppliers and communicating with them about their plans and progress in addressing any Year 2000 problems they may face.

      The Year 2000 readiness plan described above is being carried out across the four critical areas where we believe the Year 2000 problem might affect our business:

      o Juno product software, which consists of all software directly used by subscribers in connection with our free basic e-mail service and/or our billable subscription services;

      o Juno product hardware, which consists of the hardware that we use directly in connection with our free basic e-mail service and/or our billable subscription services;

      o infrastructure, which consists of hardware and software used by our staff in the course of operating our business other than Juno product hardware and software; and

      o external agents, which includes all other hardware, software, services and related systems provided by third parties and on which we rely. The following table sets forth our progress and completion targets in assessing our Year 2000 readiness in these four critical areas. In each case our remaining assessment and repair is significantly dependent upon the Year 2000 compliance of our suppliers and vendors.

                           Inventory          Assessment      Repair/Replacement
                      -----------------   ------------------  ------------------
  Product Software... 100% complete       75% complete        Completion target
                                          Completion target   September 30, 1999
                                          August 31, 1999

  Product Hardware... 100% complete       90% complete        Completion target
                                          Completion target   November 30, 1999
                                          September 30, 1999

  Infrastructure..... 90% complete        70% complete        Completion target
                      Completion target   Completion target   November 30, 1999
                      August 31, 1999     October 31, 1999

  External Agents.... 80% complete        50% complete        Completion target
                      Completion target   Completion target   December 15, 1999
                      August 31, 1999     October 31, 1999

      To address the results of our assessment to date, we have:

      o enhanced several parts of our software to permit the entry of four-digit years rather than two-digit years;

      o     converted all dates within our databases to four-digit years;

      o upgraded some of our operating systems and applications to versions recommended by our vendors in order to achieve Year 2000 compliance of these components; and

      o identified, prioritized and contacted third party vendors who provide us with key services including telecommunication services and customer service, requiring them to provide assurances of their Year 2000 compliance.

      We plan to continue this Year 2000 assessment and repair process during the remainder of 1999 with the intention of:

      o monitoring our vendors' progress in their own Year 2000 assessment and repair;

      o scheduling tests to determine the ability of our systems to work with those of our service providers; and

      o reviewing non-information technology systems and embedded systems which, if not Year 2000 compliant, could affect our business.

      Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. The cost of software tools and consulting expenses used for detection of Year 2000 problems is not currently expected to exceed $100,000. We expect that our existing employees or consultants will perform all significant work for the Year 2000 project described above. We do not anticipate hiring any additional employees or incurring any significant consulting expenses for the Year 2000 project. To date, no other significant information technology projects have been deferred due to our Year 2000 efforts.

      Risks. We are not currently aware of any significant Year 2000 compliance problems relating to our proprietary software, our information technology systems or our other systems that would materially harm our business, results of operations or financial condition. During our remaining assessment, we may discover Year 2000 compliance problems in our proprietary software that may require substantial repair or replacement. If problems are discovered in versions of our product software that are already in use by our subscribers, we may need to distribute new versions of the software to those subscribers. It may not be possible to correct these problems in a timely manner.

      Material third-party software, hardware, service providers or non-information-technology infrastructure may contain Year 2000 compliance problems that require substantial repair and/or replacement, which could be time-consuming and expensive. It may not be possible to repair or replace some of these components or service providers in a timely manner.

      The failure to correct any material Year 2000 problem could materially harm our business, results of operations and financial condition because:

      o new subscribers may be unable to sign up for our services, resulting in reduced growth and lower effectiveness of our marketing efforts;

      o current subscribers may be unable to upgrade to higher service levels, resulting in reduced revenue growth and lower effectiveness of our marketing efforts;

      o current subscribers may be unable to use our services or get adequate customer support, which may result in increased attrition, higher customer support costs and reduced revenue; and/or

      o we may be subject to claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend and, if defended unsuccessfully, could result in the imposition of substantial fines or judgments.

      In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged failure of Internet, telecommunications and/or electrical systems, which could also prevent us from providing our services, or prevent users from accessing our services, either of which would materially harm our business, results of operations and financial condition.

      Contingency Plans. We are still engaged in an ongoing Year 2000 assessment and have not yet developed any contingency plans. Contingency planning will be conducted as our ongoing assessment and as feedback received from third parties necessitates.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Because we have offered our basic e-mail service for only three years and our billable subscription services for only one year, there is limited information upon which you can evaluate our business

      We have a limited operating history upon which you can evaluate our business and our services. We began offering our free basic e-mail service to the public in April 1996 and first offered our initial billable subscription services to the public in July 1998. As a company in the new and rapidly evolving market for Internet services, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

      o attract and retain subscribers to our free basic e-mail service and to Juno Gold and Juno Web, our billable subscription services;

      o     anticipate and adapt to the changing Internet market;

      o     generate advertising revenues and direct product sales;

      o maintain and develop strategic relationships with business partners to market their products over our services;

      o implement an effective marketing strategy to promote awareness of the Juno services;

      o     respond to actions taken by our competitors;

      o develop and deploy successive versions of the Juno software necessary to use our services;

      o operate computer systems and related infrastructure adequate to effectively manage our growth and provide our basic e-mail service and our billable subscription services;

      o manage the billing systems used to invoice subscribers to Juno Gold and Juno Web; and

      o     attract, retain and motivate qualified personnel.

      Our business and financial results will depend heavily on the commercial acceptance and profitability of our billable subscription services. If we are unsuccessful in addressing these risks or in executing our business strategy, our business and financial results may suffer.

We have a history of losses since our inception in 1995 and expect continued losses for the foreseeable future

      Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to promote awareness of these services and to grow our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998 and $24.0 million for the six months ended June 30, 1999. As of June 30, 1999, our accumulated net losses totaled $116.2 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997 and $20.9 million for the year ended December 31, 1998. For the six months ended June 30, 1999, we used $16.4 million in cash for working capital purposes and to fund losses from operations. In addition, we paid $10.0 million for advertising that may be used at any time prior to March 2001, bringing total net cash used in operating activities to $26.4 million. Since we operated as a limited partnership prior to the merger of Juno Online Services, L.P. into Juno Online Services, Inc. in March 1999, taxable losses incurred prior to the merger were allocated to the partners of Juno Online Services, L.P. for reporting on their income tax returns. As a result, we will not be able to offset future taxable income, if any, against losses incurred prior to the merger.

      We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. We cannot assure you that we will ever be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Even if we do address these risks successfully, we may not be profitable in the future. Were we to achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Juno's business is subject to fluctuations in operating results which may negatively impact the price of our stock

      Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

      o the rate of new subscriber acquisitions and seasonal trends relating to subscriber usage of our services;

      o the timing and effectiveness of our marketing efforts to acquire subscribers and promote the Juno brand;

      o the timing and effectiveness of any revenue sharing arrangements or other strategic alliances into which we enter;

      o the demand for Internet advertising and seasonal trends relating to Internet advertising spending;

      o seasonal trends relating to the demand for products sold over the Internet;

      o capital expenses related to upgrading our computer systems and related infrastructure;

      o our ability to protect our systems from any telecommunications failures, power loss, or software-related system failures;

      o our ability to integrate operations and technologies from any acquisitions or other business combinations or relationships into which we enter;

      o the extent to which we experience increased competition in the markets for Internet services, Internet advertising and direct product sales;

      o changes in operating expenses including, in particular, telecommunications expenses and the cost of providing various types of technical and

      o     non-technical customer support to our subscribers; and

      o economic conditions specific to the Internet as well as general economic and market conditions.

      Since we expect to be heavily dependent on revenues from our billable subscription services in the foreseeable future, our revenues are likely to be particularly affected by our ability to recruit new subscribers directly for our billable subscription services, upgrade users of our free basic e-mail service to our billable subscription services, and retain subscribers to our billable subscription services. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, which may cause our business and financial results to suffer.

      Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

Our business may suffer if we have difficulty acquiring subscribers to our free basic e-mail service, Juno Gold or Juno Web

      We may not succeed in acquiring a sufficiently large subscriber base for our free basic e-mail service and our billable subscription services, or in persuading a significant number of our free basic e-mail subscribers to upgrade to Juno Gold and Juno Web.

      To acquire new members, we currently rely on multiple distribution channels for our free proprietary software that enables subscribers to use our services. Our ability to recruit new subscribers may depend on our ability to enter into additional distribution agreements and to retain our current distribution partners. We cannot be sure that we will be able to enter into additional, or maintain or replace our current, distribution agreements on favorable terms, or that any of our distribution partners will be able to market our services effectively. Many of our distribution partners also distribute competing products, and are free to terminate our distribution arrangements at their convenience. Our inability to recruit, manage or retain distribution partners, or the inability of these distribution partners to effectively promote and distribute our software, may cause our business and financial results to suffer.

      Our business strategy contemplates that a significant percentage of the subscribers to our free basic e-mail service will decide over time to upgrade to Juno Gold and Juno Web. We are relying on this migration as a major source of subscribers to these billable subscription services and, since July 1998, we have conducted advertising to our free e-mail subscribers to encourage them to upgrade. Over time, repeated exposure to these advertisements may cause their effectiveness to decline. As a result, we expect that we will need to rely on more expensive forms of external marketing and promotion to attract additional users directly to our billable subscription services, as well as to attract new users to our free basic e-mail service. If our marketing techniques fail to generate the anticipated conversion rate from free to billable subscription services, if the acquisition cost for subscribers acquired directly into our billable subscription services is greater than expected, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results may suffer.

Difficulty retaining subscribers to our free basic e-mail service, Juno Gold or Juno Web may cause our business to suffer

      Our business and financial results are also dependent on our ability to retain subscribers to our services. Each month, a significant number of subscribers to our billable subscription services choose to cancel the service. In addition, a significant number of subscribers to our free basic e-mail service become inactive each month. As a result, the total number of subscribers using our free basic e-mail service in a given month has declined over the last six months, even though we have added new subscribers during that period. We believe that intense competition has caused, and may continue to cause, some of our subscribers to switch to other services. It is relatively easy for Internet users to switch to competing providers and we cannot be certain that any steps we take will maintain or improve subscriber retention. In addition, some new subscribers may decide to use our services out of curiosity regarding the Internet, or to take advantage of low-cost introductory offers for Juno Gold and Juno Web, and may later discontinue using our services. Furthermore, we may in the future charge a fee for our basic e-mail service or limit the amount a subscriber may use this service in a given period. In the event we were to implement these kinds of charges and/or restrictions, we may lose a significant number of our basic e-mail subscribers. If we are unable to retain subscribers to both our basic e-mail service and our billable subscription services, or if we experience an increase in the rate of cancellations by subscribers to our billable subscription services, our business and financial results may suffer.

Our marketing program may not succeed in generating new subscribers or in persuading subscribers to upgrade to Juno Gold or Juno Web

   We plan to devote a significant portion of the proceeds from our initial public offering to an extensive marketing campaign. This campaign, which has already commenced, is directed at encouraging users to sign up directly for our billable subscription services and persuading users of our free basic e-mail service to upgrade to our billable subscription services. This marketing program includes forms of advertising, such as television and radio advertising, with which we have limited experience. There are risks that this campaign may not be effective in accomplishing one or both of these goals. In addition, it is possible that, over time, it will become more difficult and expensive to effectively market Juno Gold and Juno Web to users of our free basic e-mail service and that the rate at which users of the free basic e-mail service upgrade to our billable subscription services will decline. We also do not know what kind of advertising our competitors will undertake, the timing and extent of advertising by our competitors, or whether this will impact our marketing plans or expenses. If we incur significant costs in implementing our marketing program without generating sufficient new subscribers to our services, our business and financial results will suffer.

Competition in the markets for Internet services, Internet advertising and direct product sales is likely to increase in the future and may harm our business

      The market for Internet services is extremely competitive and includes a number of substantial participants, including America Online, Microsoft and AT&T. The markets for Internet-based advertising and direct product sales are also very competitive.

Intense competition exists in the market for Internet services

      We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. We believe that the primary competitive factors determining success in these markets include a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services and industry and general economic trends. Our ability to compete depends upon many factors, many of which are outside of our control. We expect this competition to continue to increase because the markets in which we operate face few substantial barriers to entry. Competition may also continue to intensify as a result of industry consolidation and the ability of some of our competitors to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to the development, promotion and distribution and sale of products and services. Some of these companies have introduced or may introduce Web access services at prices lower than those offered by us, have offered or may offer more aggressive promotions for new users, and/or have offered or may offer such services entirely for free to the consumer. We may choose to lower or eliminate the fees we charge for certain of our billable subscription services in order to remain competitive with other industry participants, and if we do so our business and financial results may suffer.

In recruiting subscribers for our billable subscription services, we currently compete, or expect to compete, with the following types of companies, among others:

      o Established online service providers such as America Online, CompuServe, and The Microsoft Network;

      o Independent national Internet service providers such as EarthLink, MindSpring, and Prodigy, including certain companies that provide Web access to subscribers for free;

      o Numerous independent regional and local Internet service providers which may offer lower prices than a national Internet service provider;

      o Various national and local telephone companies such as AT&T, MCI WorldCom and Pacific Bell; and

      o Companies providing Internet access through "set-top boxes" connected to a user's television, such as WebTV, or through a "cable modem" connected to a user's personal computer, such as Excite@Home.

      In addition, Microsoft and Netscape, publishers of the Web browsers utilized by most Internet users, including subscribers to Juno Web, each own or are owned by online or Internet service providers that compete with Juno Web. In providing e-mail-related services, we compete with Web-based e-mail services such as Microsoft's Hotmail and USA.net's Net@ddress. In addition, we do not currently compete internationally. If the ability to provide Internet services internationally becomes a competitive advantage in our markets and we do not begin to provide services internationally, we will be at a disadvantage relative to our competitors.

      We rely on revenues from advertising and direct product sales

      With respect to the generation of advertising revenue, we compete with many of the market participants listed above as well as with various advertising-supported Web sites, including "portal" sites such as Yahoo! and Excite, "content" sites such as CNET and CNN.com, and interactive advertising networks and agencies such as DoubleClick and 24/7 Media. We also compete with traditional media such as print and television for a share of advertisers' total advertising budgets. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive us to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our services. In selling products directly to our subscribers, we compete with other Internet-based sellers as well as with stores and other companies that do not distribute their products through the Internet. Many of these competitors are larger than we are, enjoy greater economies of scale than are available to us, have substantially greater resources than we have, and may be able to offer more products or more attractive prices than we can. We believe that this competition is likely to increase in the future.

      Our competition is likely to increase in the future

      Our competition is likely to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. The larger Internet service providers and online service providers, including America Online, offer their subscribers services such as instant messaging that we do not currently provide. Some diversified telecommunications and media companies such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, a number of Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers and/or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. We may not be able to form as many such relationships as our competitors, if any, or to negotiate terms for such relationships that are as favorable as those achieved by our competitors; and any such relationships that we do form may prove to be less productive than those formed by our competitors, or economically unfavorable, or both. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Additionally, our competitors may be able to charge less than we do for Internet services, in the extreme case offering such services for free, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable subscription services. Competition could require us to increase our spending for sales and marketing as well as for subscriber acquisition in order to maintain our position in the marketplace, and could also result in increased subscriber attrition. Competition could also require us to lower the prices we charge for our billable subscriber services in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to compete successfully.

We are dependent on strategic marketing alliances as a source of revenues and our business could suffer if any of these alliances are terminated

      Most of our strategic marketing partners have the right to terminate their agreements with us on short notice. We have strategic marketing alliances with a number of third parties, including AT&T Wireless, Qwest, and The

Hartford. We also have a strategic marketing alliance with WingspanBank.com, originally entered into with its affiliate, First USA, which became effective May 2, 1999. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners.

We must adapt to technology trends and evolving industry standards or we will not be competitive

      Our failure to respond in a timely and effective manner to new and evolving technologies, including cable modem and other broadband technology, could harm our business and financial results. The Internet services market is characterized by rapidly changing technology, evolving industry standards, changes in member needs and frequent new service and product introductions. Our business and financial results depend, in part, on our ability to use leading technologies effectively, to develop our technical expertise, to enhance our existing services and to develop new services that meet changing member needs on a timely and cost-effective basis. In particular, we must provide subscribers with the appropriate products, services and guidance required to best take advantage of the rapidly evolving Internet. If the market for our billable subscription services should fail to develop, develop more slowly than we expect, become saturated with competitors, or develop in a fashion that renders our services uncompetitive or otherwise unappealing to consumers, our business and financial results may suffer.

      We are also at risk due to fundamental changes in the way that Internet access may be provided in the future. Currently, consumers access Internet services primarily through computers connected by telephone lines. Broadband connections, however, allow significantly faster access to the Internet than is possible using the telephone-based modems currently used by all of our subscribers. The companies currently providing or expecting to begin providing broadband connections to consumers' homes, including cable television companies, local and long distance telephone companies, electric utility companies and wireless communications companies, have decided or may decide to provide Internet access as well. For example, competitors have developed technologies that enable cable television operators to offer high-speed Internet access through their cable facilities. These cable television operators, as well as other competitors, may include Internet access in their basic bundle of services or may offer Internet access for a nominal additional charge. Moreover, these companies could prevent us in the future from delivering Internet access through the wire and cable connections that they own, or from doing so on a cost-effective basis. Even if we are not prevented from delivering our Internet services through the broadband connections owned by others, we will likely need to develop new technology or modify our services and the technology they use to accommodate these developments. We may also have to modify the means by which we deliver our Internet services, in which case we would incur significant costs. If consumers adopt alternative forms of Internet access that provide a continuous connection to the Internet rather than relying on a series of separate dial-up connections, then any competitive advantage that we currently realize because our technology minimizes connect time may diminish. If other companies are able to prevent us from delivering our Internet services through the wire and cable connections that they own, if we are unable to adapt to the challenges posed by broadband technologies or if we incur significant costs without generating sufficient revenues, our business and financial results may suffer.

Our business may be adversely affected if the market for Internet advertising fails to develop

      Our business and financial results are dependent on the use of the Internet as an advertising medium. Internet-based advertising accounts for only a small fraction of all advertising expenditures, and we cannot be sure that Internet-based advertising will ever grow to account for a substantial percentage of total advertising spending or when an increase might occur. Our business may suffer if the market for Internet-based advertising fails to develop or develops more slowly than expected. In addition, no standards have been widely accepted to measure the effectiveness of Internet-based advertising. If measurement standards do not develop, many advertisers may choose not to advertise on the Internet. Different pricing models are used to sell Internet-based advertising. Our revenues could suffer if we are unable to adapt to new forms of, and new pricing models for, Internet-based advertising. It is difficult to predict which, if any, forms of Internet-based advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this type of software could harm the commercial viability of Internet-based advertising.

      Sales of advertising space on our services represents an important revenue source for us. Competition for Internet-based advertising revenues is intense, and this competition could result in significant price erosion over time. We cannot assure you that we will be successful in selling advertising or capturing a significant share of the market for Internet-based advertising. We also cannot assure you that we will be able to sell advertising at the rates we currently project. It is also possible that we will find it necessary to lower the rates for advertising space on our services.

      We currently rely on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. With substantially all of our sales and marketing personnel based in New York City, we may not be able to effectively market our services to regional advertisers outside of New York. We also rely on the sales and marketing personnel of Lycos, our Web site partner, for the sale of advertising space on the default "portal" site used by Juno Web subscribers. Although we have not done so in the past, we might also retain the services of one or more external sales organizations to sell advertising space on our network. We cannot be sure that our internal sales organization, Lycos or any other independent sales organization will achieve our advertising sales objectives in a cost-effective manner.

      If Internet-based advertising does not continue to grow, if we are unable to capture a sufficient share of Internet-based advertising, or if Lycos or other independent sales organizations do not perform as we anticipate, our business and financial results may suffer.

Our advertising system requires labor and imposes costs on us beyond those associated with standard Web advertising

      Elements of advertising on Juno's services are non-standard when compared to advertising on the Web and may put Juno at a competitive disadvantage. The advertisements displayed on our services require customization that would not be required by a Web site capable of displaying previously prepared standard advertisements. This customization work increases the time necessary to prepare an advertisement to be displayed on our services and the costs associated with running these ads. We must also absorb the telecommunications cost associated with initially downloading these ads to our subscribers, which is an expense that advertising-supported Web sites do not incur. As ads become more complex, our telecommunications expenses may increase. Furthermore, the costs associated with selling or attempting to sell advertising space on our services are significant. These costs may be greater than the costs associated with selling advertising space on Web sites that utilize standard Web advertising formats. Additionally, our use of a proprietary advertising format could prevent us from packaging our advertising space for sale by an advertising network such as DoubleClick. We also rely on detailed data provided by our subscribers for purposes of targeting some ads. We do not currently verify the accuracy of this data at the time it is provided or require subscribers to update their information thereafter. Furthermore, individuals who subscribe directly to one of our billable subscription services are not currently required to provide this data. Any of the above factors could discourage advertising on our network by some advertisers.

Seasonal trends in Internet usage and advertising sales may negatively affect our business

      Seasonal trends are likely to affect the revenues we generate from operating our Internet services. Subscribers typically use our Internet services less during the summer months and year-end holiday periods. To the extent that our revenues depend on the amount of usage by our subscribers, our revenues may be lower during these periods.

For example, some of the subscribers to Juno Web pay us based on the number of hours they spend using our services in a given month. In addition, the rate at which new subscribers sign up for our billable subscription services, which were introduced in July 1998, may be lower during the summer months and year-end holiday periods.

      We believe that advertising sales generally are lower in the first and third calendar quarters of each year. We have recently seen this pattern reflected in our results of operations and believe that this seasonal trend may continue.

      Since our operating expenses are based on our expectations of future revenues, including seasonal fluctuations, it is possible that operating results will suffer if these seasonal trends do not continue in the future or if different seasonal trends develop in the future.

We are dependent on a small number of telecommunications carriers and may be unable to find adequate replacements if their rates increase, service quality declines, or if they discontinue doing business with us

      Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies and WorldCom Advanced Networks, both of which are operated by MCI WorldCom; Concentric Network Corporation; Splitrock Services, Inc.; and Sprint Communications Company. These telecommunications companies also carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

      As of June 30, 1999, we had contracted for the use of over 2,300 local telephone numbers associated with points of presence throughout the United States. Some points of presence carry data both for our e-mail services and for Juno Web, while others carry data only for our e-mail services or only for Juno Web. At various times in the past, network capacity constraints at particular points of presence have prevented or delayed access by subscribers attempting to connect to our services. This could happen in the future, especially during times of peak usage. Difficulties accessing our services due to poor network performance could cause our subscribers to terminate their membership with us. Because we depend on third-party telecommunications carriers for crucial portions of our network infrastructure, we do not have direct control over network reliability and some aspects of service quality. A natural disaster or other unanticipated problem that affects the points of presence or the telecommunications lines we use, or that affects the nation's telecommunications network in general, could cause interruptions in our services.

      Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Currently, we are particularly dependent on companies controlled by MCI WorldCom, which provide more than 1,100 of the approximately 2,300 points of presence for which we contract in the United States, and which carry a significant percentage of our traffic. Furthermore, MCI WorldCom has recently announced that it will begin to offer consumer Internet access, making it a direct competitor of ours. Our business could be harmed if we are unable to maintain a favorable relationship with MCI WorldCom. We cannot assure you that we would be able to replace the services provided to us by MCI WorldCom were our relationship with them to be terminated.

      Our financial results are highly sensitive to variations in prices for the telecommunications services described above. We cannot assure you that telecommunications prices will decline, or that there will not be telecommunications price increases due to factors beyond our control. Some of our telecommunications carriers impose minimum connection charges. Our business could be harmed if minimum connection charges increase or become more prevalent. We cannot assure you that our telecommunications carriers will continue to provide us access to their points of presence on adequate price terms, or that alternative services will be available in the event that their quality of service declines or that our relationship with any of our current carriers is terminated.

      Most of the telecommunications services we purchase are provided to us under short-term agreements that the providers can terminate or elect not to renew. As a result, there is a significant risk that any or all of UUNET Technologies, WorldCom Advanced Networks, Concentric, Splitrock or Sprint could end their relationship with us. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our members' ability to access the Internet or connect to our central computers. Furthermore, the majority of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, our business and financial results would suffer.

We are dependent on third parties for technical and customer service support and our business may suffer if they are unable to provide these services or cannot expand to meet our needs

      Our business and financial results depend, in part, on the availability of live technical and customer service support, and of inbound telemarketing and disk distribution services. Should our ability to provide these services be hampered, our business may suffer. Although many Internet service providers have developed internal customer service operations designed to meet these needs, we have elected to outsource these functions to third-party vendors. We currently use ClientLogic Corporation for technical and customer service support and Call Center Services, Inc. for telemarketing and disk fulfillment functions. As a result, we maintain only a small number of internal customer service personnel. We are thus not equipped to provide the necessary range of customer service and telemarketing services in the event that either of our existing external providers becomes unable or unwilling to offer these services to us.

      Our most important relationship is with ClientLogic, which, at June 30, 1999, provided us with approximately 265 full-time or part-time employees at its facilities to service our account. The availability of call-in technical support and customer service is especially important to acquire and retain subscribers to Juno Gold and Juno Web, and we rely almost entirely on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. As our services grow, we will need significantly more support personnel in order to maintain current levels of technical and customer support. If we elect to offer customer service features that we do not currently support, such as 24-hour live support, or to enhance the overall quality of our customer support for competitive reasons, we will require even greater resources. We may have significantly expanded customer service requirements in the future and it could become necessary to identify supplemental or replacement vendors for these services. Our agreement with ClientLogic converts to a month-to-month contract on August 1, 2000, providing either party the right to terminate the relationship at any time upon one month's notice. Prior to that date, ClientLogic can terminate the contract without cause upon 90 days notice. In addition, ClientLogic may terminate the contract upon 60 days notice if we do not reach agreement with ClientLogic with regard to modifications ClientLogic proposes to the pricing terms of the contract within 60 days of the modifications being proposed. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, or if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, our business and financial results may suffer.

We rely on a single external marketing partner to fulfill most of our direct product sales

      If we fail to manage our direct product sales efforts in a cost-effective manner, or if we fail to maintain the relationship with our external marketing partner, our business may suffer. We rely almost entirely on a single external marketing partner, currently Direct Alliance Corporation, a subsidiary of Insight Enterprises, for the procurement, warehousing, fulfillment, billing and customer service aspects of our direct product sales. Should our relationship with our external vendor be disrupted, our ability to engage in direct product sales will be severely curtailed. In the past, a substantial portion of our revenue has come from the sale of products directly to our subscribers. Our ability to sell products directly to our subscribers is dependent in part upon:

      o the willingness of subscribers to overcome concerns regarding the security of online financial transactions;

      o our ability to select and profitably acquire and provide merchandise that is interesting to our subscriber base;

      o our ability to compete with established retail business and other online sellers; and

      o     other factors that may be outside of our control.

      In addition, if we were to experience unusually high rates of returns for the products we sell to our subscribers or if we were unable to sell all the products in our inventory, the net revenues we generate from our direct sales activities would be harmed. In addition, our revenues may suffer if we face increased competition in our direct product sales activities.

Disruption of our Internet services due to security breaches and system failures could result in subscriber cancellations

      Both our infrastructure and the infrastructure of our network providers are vulnerable to security breaches or similar disruptive problems and system failures. Our systems are also subject to telecommunications failures, power loss, software-related system failures and various other events. Any of these events, whether intentional or accidental, could lead to interruptions, delays or cessation of service to our subscribers. This could cause some of our subscribers to stop using our Internet services. Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our subscribers' computer systems through their inappropriate use of the Internet, which could cause losses to us or our subscribers or deter some people from subscribing to our services. People may be able to circumvent our security measures or the security measures of our third party network providers.

      We may have to interrupt, delay or cease service to our subscribers to alleviate problems caused by computer viruses, security breaches or other failures of network security. Any damage or failure that interrupts or delays our operations could result in subscriber cancellations, could harm our reputation, and could affect our business and financial results. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all or completed with compromised security. Our subscribers or others may assert claims of liability against us as a result of this type of failure. Furthermore, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and our subscriber base and revenue in particular. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems or interruptions in our services.

Rapid growth in our business could strain our managerial, operational, financial, and information systems resources

      The anticipated future growth necessary to expand our operations will place a significant strain on our managerial, operational, financial and information systems resources. If we are unable to manage our growth effectively, our business and financial results will suffer. In order to achieve growth in revenues from Internet advertising, we will need to expand our sales efforts and continue to improve and develop our software. In order to achieve growth in revenues from Juno Gold and Juno Web, we will need to expand our marketing efforts, promote the Juno brand, expand the computer systems and related infrastructure we use to provide our Internet services, and increase both our internal and outsourced customer service capabilities. We expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. We had 65 employees at December 31, 1996, 152 employees at December 31, 1997, 144 employees at December 31, 1998 and 207 employees at June 30, 1999, including 50 individuals in India who are now employed by Juno through a subsidiary, but who were, prior to May 21, 1999, employed by an affiliate of Juno. We have significantly increased our reliance on outsourced support for customer service, technical, and back-office functions. We expect the size of our own workforce and our reliance on outsourced services will continue to increase for the foreseeable future.

      The demand on our network infrastructure, technical staff and technical resources has grown rapidly with our expanding subscriber base. We cannot be certain that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our subscriber base. In particular, if we were to experience repeated and/or prolonged system-wide service outages, our business and financial results would suffer.

We face potential liability for information transmitted or retrieved through our Internet services

      Our business and financial results may suffer if we incur liability as a result of information transmitted or retrieved through our services. The liability of Internet service providers and online services companies for information transmitted or retrieved through their services is uncertain. It is possible that claims may be filed against us based on a variety of theories, including defamation, obscenity, negligence, copyright or trademark infringement, or other theories based on the nature, publication or distribution of this information. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. Such claims, with or without merit, would likely divert management time and attention and result in significant costs to investigate and defend. In addition, if we become subject to these types of claims and we are not successful in our defense, we may be forced to pay substantial damages. We may also be forced to implement expensive measures to alter the way our services are provided to avoid any potential liability.

Changes in government regulation could decrease our revenues and increase our costs

      Changes in the regulatory environment could decrease our revenues and increase our costs. As a provider of Internet access and e-mail services, we are not currently subject to direct regulation by the Federal Communications Commission. However, several telecommunications carriers are seeking to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers, and recent events suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and we cannot assure you that regulatory authorities at the state level will not seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

      We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

      o     user privacy;

      o     pricing;

      o     intellectual property;

      o     federal, state and local taxation;

      o     distribution; and

      o     characteristics and quality of products and services.

      Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Additionally, because we rely on the collection and use of personal data from our members for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The Federal Trade Commission has begun investigations into the privacy practices of companies that collect information about individuals on the Internet. Although we are not currently subject to direct regulation by the FTC, there can be no assurance that we will not become subject to direct regulation in the future. It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, while we do not currently provide services outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on our business, especially if we should expand internationally.

      The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer.

If Internet usage does not continue to grow, our business will suffer

      Our business and financial results depend on continued growth in the use of the Internet. We cannot be certain that this growth will continue or that it will continue in its present form. If Internet usage declines or evolves away from our business, our growth will slow or stop and our business and financial results will suffer.

Unanticipated delays or problems in the introduction of new features or services may cause customer dissatisfaction

      If we experience problems related to the reliability and quality of our services or delays in the introduction of new versions of or enhancements to our services, we could experience increased subscriber cancellations, adverse publicity and reduced sales of advertising and products. Our services are very complex and are likely to contain a number of undetected errors and defects, especially when new features or enhancements are first released. Furthermore, in order to introduce new features or enhancements, we may elect to license technology from other companies rather than develop such features or enhancements ourselves, and we may be exposed to undetected errors or defects in third-party technology that is out of our control. Any errors or defects, if significant, could harm the performance of these services, result in ongoing redevelopment and maintenance costs and/or cause dissatisfaction on the part of subscribers and advertisers. These costs, delays or dissatisfaction could negatively affect our business.

We have limited experience with the software we use to bill subscribers to Juno
      Gold or Juno Web

      The operation of Juno Gold and Juno Web requires the accurate operation of billing system software as well as our development of policies designed to reduce the incidence of credit card fraud and other forms of uncollectable "chargebacks." We have only limited experience with the operation of these billing and fraud detection systems. If we encounter difficulty with the operation of these systems, or if errors, defects or malfunctions occur in the operation of these systems, this could result in erroneous overcharges to customers or in the under-collection of revenue, either of which could hurt our business and financial results.

Our relationship with D. E. Shaw & Co., L.P. may present potential conflicts of interest

      The Chairman of our board of directors and our controlling stockholder, Dr. David E. Shaw, is the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., a global securities firm whose activities focus on various aspects of the intersection between technology and finance. Dr. Shaw devotes only a portion of his time to our company, and spends most of his time and energy engaged in business activities unrelated to us. Dr. Shaw indirectly owns a controlling interest in DESCO, L.P. and in some of its affiliated entities. Transactions between us and these parties may occur in the future and could potentially result in conflicts of interest that prove harmful to us.

      We have historically contracted with DESCO, L.P. to provide accounting, tax, payroll, insurance, employee benefits and information technology services, and we continue to obtain some services from DESCO, L.P. These services are provided to us on a fixed-fee basis under shared services agreements that can be terminated by any of the parties without cause upon 90 days notice. If we were no longer able to obtain these services through DESCO, L.P. or its affiliates, we would be required to obtain these services internally or through third-party providers, and we cannot be sure that we could do so on acceptable terms. In addition, we sublease office space in New York City from DESCO, L.P. We cannot be sure that we would be able to lease other space on favorable terms in the event the leases for this office space were to be terminated.

      We recently terminated an agreement with DESCO, L.P. under which individuals employed by its affiliates located in India provided consulting services to us. Following the termination of this agreement, these individuals became employees of a Juno subsidiary located in Hyderabad, India. We expect to continue to obtain some services in India from DESCO, L.P. or its affiliates.

      Dr. Shaw and entities affiliated with him are likely to manage, invest in or otherwise be involved with other technology-related business ventures apart from our company. These relationships could also restrict our ability to transact business with non-affiliated parties, and could negatively affect us.

Our directors and officers will exercise significant control over us

      As of July 31, 1999, the executive officers, directors and persons and entities affiliated with executive officers and/or directors beneficially own, in the aggregate, approximately 53.2% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P, beneficially own, in the aggregate, approximately 50.1% of our outstanding common stock. Dr. Shaw is able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages

      We have taken steps to protect our intellectual property rights, but we cannot be certain that our efforts will be adequate to safeguard our rights to technology we have developed. Disputes concerning the ownership or rights to use intellectual property could be costly and time consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights and the loss of our ability to operate our business.

      We have been granted three U.S. patents covering aspects of our technology for the offline display of advertisements and aspects of our technology for the authentication and dynamic scheduling of advertisements and other messages to be delivered to computer users. We have also filed other U.S. patent applications covering additional aspects of our business. We cannot assure you, however, that these applications will result in the issuance of patents; that any patents that have been granted or that might be granted in the future will provide us with any competitive advantages or will be exploited profitably by us; or that any of these patents will withstand any challenges by third parties. We also cannot assure you that others will not obtain and assert patents against us which are essential for our business. If patents are asserted against us, we cannot assure you that we will be able to obtain license rights to those patents on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

      Except as described above, we rely solely upon copyright and trademark law, trade secret protection, and/or confidentiality agreements with our employees and with some third parties to protect our proprietary technology, processes, and other intellectual property, to the extent that protection is sought or secured at all. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes, or other intellectual property. Furthermore, we cannot assure you that third parties will not assert claims against us for infringement and misappropriation of their intellectual property rights nor that others will not infringe or misappropriate our intellectual property rights, for which we may wish to assert claims.

Problems resulting from the Year 2000 problem could require us to incur unanticipated expense and could divert management's time and attention

      The Year 2000 problem could harm our business and financial results. Many currently installed computer systems and software products are coded to accept or recognize only two-digit entries in the date code field. These systems may interpret the date code "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded or replaced to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. We have established procedures for evaluating and managing the risks associated with the Year 2000 problem and we are in the process of assessing our Year 2000 readiness. We are also in the process of communicating with third-party vendors who provide us with both network services and equipment in order to assess their plans and progress in addressing the Year 2000 problem. Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, aspects of our normal business activities or operations. In addition, a significant Year 2000 problem involving our network services or equipment provided to us by third-party vendors could cause our customers to consider seeking alternate providers or cause an unmanageable burden on our customer service and technical support capabilities. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention.

We are dependent on key management personnel for our future success

      Our business and financial results depend in part on the continued service of our key personnel. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or the loss of the services of other key employees could harm our business and financial results. Mark A. Moraes, our Executive Vice President, Technology, is working at Juno pursuant to an employment agreement with D. E. Shaw & Co., L.P., an entity affiliated with our Chairman, David E. Shaw. Under this agreement, Mr. Moraes performs services for Juno. In addition, Mr. Moraes is a citizen of India and has been granted a waiver by the U.S. Immigration and Naturalization Service which allows Mr. Moraes to obtain a "green card" for permanent residence status. Since additional processing is required before the green card is issued, we cannot assure you that Mr. Moraes will be issued a green card. Until Mr. Moraes receives a green card, his ability to work in our U.S. offices is limited and, in the event that he does not ultimately obtain a green card, it is likely that he would be unable to work in our U.S. offices thereafter.

We may not be able to hire and retain qualified employees

      Our business and financial results depend in part on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees. We have, from time to time, in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

We cannot predict our future capital needs and we may not be able to secure additional financing

      We currently anticipate that our available funds will be sufficient to meet our anticipated needs for at least the next 12 months. We may need to raise additional funds in the future to fund our operations, to finance subscriber acquisition costs, to enhance and/or expand the range of Internet services we offer or to respond to competitive pressures and/or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer.

We may not be able to successfully make acquisitions of or investments in other companies

      We have no experience in acquiring or making investments in companies, technologies or services. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services, or customers. We have no present understanding or agreement relating to any acquisition or investment. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired services, technologies or customers into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations due to accounting requirements such as the amortization of goodwill. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

We could face additional regulatory requirements, tax liabilities and other risks if we decide to expand internationally

      We may decide to expand internationally, and believe that any international operations would be subject to most of the risks of our business generally. In addition, there are risks inherent in doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, and adverse tax consequences, and there are likely to be different consumer preferences and requirements in such markets. We cannot assure you that one or more of these factors would not harm any future international operations.

Future sales of our common stock may negatively affect our stock price

      We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Our stock price may experience extreme price and volume fluctuations

      The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Until recently, there has been no public market for our common stock. We cannot predict the extent to which investor interest in Juno will lead to the development of an active trading market or how liquid that market might become. We may suffer significant declines in the market price of our common stock.

      In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

We have anti-takeover provisions which may make it difficult for a third party to acquire us

      Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

We do not plan to pay dividends in the foreseeable future and, as a result, stockholders will need to sell shares to realize a return on their investment

      We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We are involved in disputes and litigation in the normal course of business. We do not believe that the outcome of any of these disputes or litigation will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(a)   Changes in Securities:

      None

(b)   Use of Proceeds:

      On May 25, 1999, the Company completed the initial public offering of 6,500,000 shares of Common Stock (the "Offering") at an initial public offering price of $13.00 per share. The closing for the Offering occurred on June 1, 1999. The Offering resulted in gross proceeds of $84.5 million, approximately $5.9 million of which was applied to the underwriting discount and approximately $1.3 million was applied to related expenses. As a result, net proceeds to the Company after expenses were approximately $77.3 million. Of the net proceeds, approximately $8.6 million was used to repay indebtedness to an affiliated party. From the date of receipt through June 30, 1999, the remaining net proceeds of the Offering were used to support the Company's subscriber acquisition, advertising and brand marketing activities, for general corporate purposes of the Company or for the purchase of short-term, interest-bearing, investment-grade securities.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      Pursuant to Written Consents in Lieu of Meetings of the Stockholders of the Company on March 1, 1999, holders of the requisite majorities of the then outstanding shares of common stock of the Company approved certain amendments to the Certificate of Incorporation of the Company and approved the merger of Juno Online Services, L.P., a predecessor entity of the Company, with and into the Company.

      Pursuant to a Written Consent in Lieu of a Special Meeting of the Stockholders on April 9, 1999, holders of the requisite majority of the then outstanding shares of common stock of the Company (voting on an as-converted basis, in the case of holders of the Company's redeemable convertible preferred stock) approved the adoption of the Company's 1999 Stock Incentive Plan.

      Pursuant to a Written Consent in Lieu of a Special Meeting of the Stockholders on May 5, 1999, holders of the requisite majorities of the then outstanding shares of Common Stock of the Company (voting on an as-converted basis, in the case of holders of the Company's redeemable convertible preferred stock) approved various resolutions in connection with the Offering.

Item 5. Other Information

      None.

Item 6. Exhibits and Report on Form 8-K

(a)   The following exhibits are filed as part of this report:

      3.1 Certificate of Correction to Amended and Restated Certificate of Incorporation, filed July 15, 1999

      10.16 + Loan and Security Agreement, dated as of July 28, 1999 between Silicon Valley Bank and the Company

      21      Subsidiaries of the Company

      27.1    Financial Data Schedule


      + Confidential treatment requested for portions of this agreement.

(c)   No reports on Form 8-K were filed during the quarter ended June 30, 1999.

Item 7. Signatures

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


JUNO ONLINE SERVICES, INC.
(Registrant)



Date: August 12, 1999    /s/  Charles E. Ardai
                         ---------------------

                         Name:  Charles E. Ardai
                         Title: President, Chief Executive Officer and Director
                                (principal executive officer)



Date: August 12, 1999    /s/  Richard M. Eaton, Jr.
                         --------------------------

                         Name:  Richard M. Eaton, Jr.
                         Title: Chief Financial Officer and Treasurer
                                (principal accounting and financial officer)