Form 10-Q
period 1999-09-30
JUNO ONLINE SERVICES INC
filed 1999-11-12
CIK 1018035

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO _____

                             COMMISSION FILE NUMBER:
                                    000-26009

                           JUNO ONLINE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  13-3914547
----------------------------------          ------------------------------------
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                        1540 BROADWAY, NEW YORK, NY 10036
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

               Yes  /X/         No  / /

As of October 31, 1999, there were 34,639,581 shares of the Registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                       FOR
                           JUNO ONLINE SERVICES, INC.

                                                                            PAGE

PART I.  FINANCIAL INFORMATION .........................................       3

Item 1.  Condensed Consolidated Financial Statements (unaudited) .......       3

         Condensed Consolidated Balance Sheets - September 30, 1999
         and December 31, 1998 .........................................       3

         Condensed Consolidated Statements of Operations - Three and
         nine months ended September 30, 1999 and 1998 .................       4

         Condensed Consolidated Statement of Partners' Capital
         (Deficiency)/ Statement of Stockholders' Equity - Nine
          months ended September 30, 1999 ..............................       6

         Condensed Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1999 and 1998 .............................       7

         Notes to Condensed Consolidated Financial Statements ..........       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................      11

PART II. OTHER INFORMATION .............................................      41

Item 1.  Legal Proceedings .............................................      41

Item 6.  Exhibits and Report on Form 8-K ...............................      41

Item 7.  Signatures ....................................................      42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                           1999            1998
                                                         ---------       --------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .......................      $ 108,417       $  8,152
  Accounts receivable, net of allowance for
    doubtful accounts of $611 and $296 in
    1999 and 1998, respectively ...................          5,235          2,115
  Merchandise inventories, net ....................             18             60
  Prepaid expenses and other current assets .......         12,570            108
                                                         ---------       --------
    Total current assets ..........................        126,240         10,435
Fixed assets, net .................................          3,918          4,086
Other assets ......................................            114            182
                                                         ---------       --------
    Total assets ..................................      $ 130,272       $ 14,703
                                                         =========       ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)/
  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...........      $  29,129       $ 11,166
  Current portion of capital lease obligations ....            722            450
  Current portion of senior note ..................             --          1,560
  Deferred revenue ................................         11,862          5,602
                                                         ---------       --------
    Total current liabilities .....................         41,713         18,778

Capital lease obligations .........................            662            609
Senior note .......................................             --          7,569
Deferred rent .....................................            274            335
Deferred revenue ..................................            667             --

Commitments and contingencies

Partners' capital (deficiency) ....................                       (12,588)
Stockholders' equity (deficit):
   Preferred stock--$.01 par value; 5,000,000
      authorized, none issued and outstanding .....             --
   Common stock--$.01 par value; 133,333,334
      authorized, 34,635,708 issued and outstanding            346
   Additional paid-in capital .....................        123,228
   Unearned compensation ..........................           (861)
   Cumulative translation adjustment ..............             (1)
   Accumulated deficit ............................        (35,756)
                                                         ---------
   Total stockholders' equity .....................         86,956
                                                         ---------
   Total liabilities and partners' capital
      (deficiency)/stockholders' equity ...........      $ 130,272       $ 14,703
                                                         =========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                             THREE MONTHS                 NINE MONTHS
                                          ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                        ----------------------       -----------------------
                                          1999           1998          1999           1998
                                        --------       -------       --------       --------
Revenues:
  Billable services ..............      $  8,654       $ 1,528       $ 21,529       $  2,702
  Advertising and transaction fees         3,367         1,759          8,335          4,527
  Direct product sales ...........         1,083         1,847          4,082          6,459
                                        --------       -------       --------       --------
    Total revenues ...............        13,104         5,134         33,946         13,688
                                        --------       -------       --------       --------
Cost of revenues:
  Billable services ..............         5,960         1,306         16,119          2,273
  Advertising and transaction fees         1,120           992          3,362          2,692
  Direct product sales ...........           988         1,592          3,577          5,727
                                        --------       -------       --------       --------
    Total cost of revenues .......         8,068         3,890         23,058         10,692
                                        --------       -------       --------       --------
Operating expenses:
  Operations, free service .......         1,464         2,101          5,081          7,281
  Subscriber acquisition .........        15,028         1,067         31,648          2,947
  Sales and marketing ............         3,180         2,212          8,208          9,366
  Product development ............         1,592         1,849          5,423          5,314
  General and administrative .....         1,284           513          2,970          2,103
                                        --------       -------       --------       --------
    Total operating expenses .....        22,548         7,742         53,330         27,011
                                        --------       -------       --------       --------
    Loss from operations .........       (17,512)       (6,498)       (42,442)       (24,015)

Interest income, net .............         1,430             6          2,336             66
                                        --------       -------       --------       --------
    Net loss .....................      $(16,082)      $(6,492)      $(40,106)      $(23,949)
                                        ========       =======       ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(CONTINUED)
     (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999
                                                         ---------------------------------------
                                                                          SEVEN
                                THREE MONTHS ENDED        TWO MONTHS      MONTHS                     NINE MONTHS
                                   SEPTEMBER 30,            ENDED         ENDED                         ENDED
                              ----------------------     FEBRUARY 28,  SEPTEMBER 30,                 SEPTEMBER 30,
                                1999           1998          1999          1999          TOTAL           1998
                              --------       -------       -------       --------       --------       --------
Net loss                      $(16,082)      $(6,492)      $(4,350)      $(35,756)      $(40,106)      $(23,949)
                              ========       =======       =======       ========       ========       ========

Net loss attributable to
  common stockholders         $(16,082)      $(6,492)      $(4,350)      $(35,907)      $(40,106)      $(23,949)
                              ========       =======       =======       ========       ========       ========
Basic and diluted net loss
  per Class A limited
  partnership unit............               $ (0.37)      $ (0.25)                                    $  (1.42)
                                             =======       =======                                     ========

Basic and diluted net loss
  per share.................. $ (0.46)                                   $  (1.74)
                              ========                                   ========
Weighted average number of:
  Class A limited
    partnership units
    outstanding...............                17,684        17,684                                       16,894
                                             =======       =======                                     ========

  Shares of common stock
    outstanding...............  34,634                                     20,653
                              ========                                   ========

Pro forma basic and diluted
  net loss per share..........                                                          $  (1.39)
                                                                                        ========

Weighted average shares
  outstanding used in pro
  forma basic and diluted
  per share calculation.......                                                            28,869
                                                                                        ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY) /
                        STATEMENT OF STOCKHOLDERS' EQUITY
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)

                             PARTNERS' CONTRIBUTIONS      COMMON STOCK    ADDITIONAL              CUMULATIVE
                             -----------------------  -------------------  PAID-IN    UNEARNED    TRANSLATION  ACCUMULATED
                                 UNITS       AMOUNT     SHARES    AMOUNT   CAPITAL  COMPENSATION  ADJUSTMENT     DEFICIT     TOTAL
                             ------------   --------  ---------- -------- --------- ------------  -----------  -----------   -----
Balance, December 31, 1998...  17,684,035   $ 79,578                                                            $(92,166)  $(12,588)
  Net loss for the period
    January 1, 1999 to
    February 28, 1999........         --          --                                                              (4,350)    (4,350)
  Effect of statutory merger. (17,684,035)   (79,578)        --       --   $(95,788)   $ (728)          --        96,516    (79,578)
  Preferred stock accretion..                                --       --       (151)       --           --            --       (151)
  Issuance of common stock,
    net of offering costs....                         6,500,000     $ 65     77,220        --           --            --     77,285
  Issuance of common
    stock upon exercise of
    stock options............                           312,957        3        152        --           --            --        155
  Proceeds from the sale of
    preferred stock..........                                         --         59        --           --            --         59
  Conversion of redeemable
    convertible preferred
    stock to common stock....                        27,822,751      278    141,251        --           --            --    141,529
  Net loss for the period
    March 1, 1999 to
    September 30, 1999.......                                --       --         --        --           --       (35,756)   (35,756)
  Unearned compensation......                                         --        485      (485)          --            --         --
  Amortization of unearned
    compensation.............                                         --         --       352           --            --        352
  Foreign currency adjustment                                         --         --        --         $ (1)           --         (1)
                              ----------    -------  ----------     ----   --------     -----         ----      --------    -------
Balance, September 30, 1999.. $       --    $    --  34,635,708     $346   $123,228     $(861)        $ (1)     $(35,756)   $86,956
                              ==========    =======  ==========     ====   ========     =====         ====      ========    =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  ------------------------
                                                                    1999            1998
                                                                  ---------       --------
Cash flows from operating activities:
  Net loss .................................................      $ (40,106)      $(23,949)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ..........................          1,696          1,781
    Amortization of deferred rent ..........................            (49)           171
    Amortization of unearned compensation ..................            352              2
    Changes in operating assets and liabilities:
      Accounts receivable ..................................         (3,120)          (960)
      Merchandise inventories ..............................             42            625
      Prepaid expenses and other current assets ............        (12,462)           296
      Accounts payable and accrued expenses ................         17,950          1,213
      Deferred revenue .....................................          6,927          4,635
                                                                  ---------       --------
        Net cash used in operating activities ..............        (28,770)       (16,186)
                                                                  ---------       --------
Cash flows from investing activities:
  Purchases of fixed assets ................................           (657)        (1,641)
  Proceeds from sale of fixed assets .......................             --            402
  Other assets .............................................             68            (21)
                                                                  ---------       --------
        Net cash used in investing activities ..............           (589)        (1,260)
                                                                  ---------       --------
Cash flows from financing activities:
  Payments on capital lease obligations ....................           (546)          (629)
  Proceeds from senior note ................................             --         10,000
  Payments on senior note ..................................         (9,129)          (572)
  Net proceeds from issuance of redeemable
    convertible preferred stock ............................         61,859             --
  Capital contributions ....................................             --          8,500
  Net proceeds from issuance of common stock ...............         77,285             --
  Proceeds from issuance of common stock
    upon exercise of stock options .........................            155             --
                                                                  ---------       --------
        Net cash provided by financing activities ..........        129,624         17,299
                                                                  ---------       --------

        Net increase (decrease) in cash and cash equivalents        100,265           (147)

Cash and cash equivalents, beginning of period .............          8,152         13,770
                                                                  ---------       --------
Cash and cash equivalents, end of period ...................      $ 108,417       $ 13,623
                                                                  =========       ========

Supplemental disclosure of cash flow information:
  Cash paid for interest ...................................      $     309       $    354

Supplemental schedule of noncash
  investing and financing activities:
  Accretion of preferred stock .............................      $     151       $     --
  Capital lease obligations incurred for
    network equipment ......................................      $     871       $    927

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc. and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the "Company"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Registration Statement on Form S-1 dated May 25, 1999 (the "Registration Statement").

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

        In May 1999, pursuant to a Registration Statement on Form S-1 (the "Registration Statement"), the Company completed an initial public offering ("IPO") of 6,500,000 shares of the Company's common stock resulting in net proceeds of approximately $77.3 million. Upon closing of the IPO, all Redeemable Convertible Preferred Stock converted into common stock.

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

                                                                   Nine Months Ended September 30, 1999
                                                                  --------------------------------------
                                         Three Months Ended       Two Months     Seven Months                Nine Months
                                           September 30,            Ended           Ended                      Ended
                                        ---------------------      February 28,   September 30,              September 30,
                                          1999         1998          1999            1999        Total          1998
                                        --------     --------       -------        --------     --------      ---------
Numerator:
Net loss                                $ 16,082     $ (6,492)      $(4,350)       $(35,756)    $(40,106)     $ (23,949)
Preferred stock accretion                                                              (151)
                                        --------     --------       -------        --------     --------      ---------
Net loss available to common
    stockholders                        $ 16,082     $ (6,492)      $(4,350)       $(35,907)    $(40,106)     $ (23,949)
                                        ========     ========       =======        ========     ========      =========

Denominator:
Weighted average number of:

Class A limited partnership units
    outstanding                                    17,684,035     17,684,035                                  16,893,905
                                                   ==========     ==========                                  ==========

Shares of Common Stock
    outstanding                       34,633,624                                  20,652,580
                                      ==========                                  ==========

Basic and diluted net loss per
   Class A limited partnership unit                $    (0.37)    $    (0.25)                                 $    (1.42)
                                                   ==========     ==========                                  ==========

Basic and diluted net loss per share  $    (0.46)                                 $    (1.74)
                                      ==========                                  ==========


        Net loss per share for the nine months ended September 30, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger.

        The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Series A (Class A limited partnership units prior to March 1, 1999) and Series B Redeemable Convertible Preferred Stock as shares of common stock for the period following the March 1999 statutory merger.

                                                            Nine Months Ended
                                                           September 30, 1999
                                                           ------------------
Numerator:
   Net loss                                                   $    (40,106)
                                                              ============
Denominator:
   Weighted average number of:
      Shares of common stock                                    16,293,985
   Redeemable Convertible Preferred Stock
      treated as shares of common stock:
        Series B                                                 3,182,454
        Series A (Class A limited partnership units
           prior to March 1, 1999)                               9,392,619
                                                              ------------
        Denominator for pro forma basic and
           diluted net loss per share                           28,869,058
                                                              ============
Pro forma basic and diluted net loss per share                $      (1.39)
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

5.      CREDIT FACILITY

        On July 28, 1999, the Company entered into a credit facility with a bank (the "Facility") that provides for borrowings up to $10,000. Borrowings can be in the form of advances and/or standby letters of credit. The Facility expires on July 27, 2000. The Facility is collateralized by substantially all of the assets of the Company. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the facility bear interest at the bank's prime rate (8.25% at October 31, 1999). All outstanding borrowings under the Facility are due upon the expiration of the Facility. The Company also pays specified fees on the unused portion of the Facility and on any standby letters of credit. Under the terms of the Facility, the Company is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing. As of September 30, 1999 there were no amounts outstanding under the Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUNO SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUNO'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, AND IN OTHER REPORTS AND DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

        The commencement of the second phase of our business strategy has affected the composition of our revenues. On July 22, 1998, we launched our billable subscription services, and as of September 30, 1999, we had approximately 400,000 billable service subscribers, consisting of approximately 132,000 Juno Gold subscribers and approximately 268,000 Juno Web subscribers. Since the launch of our billable subscription services, billable services revenues have increased, both in absolute terms and as a percentage of our revenues.

        We currently offer our billable subscription services under a number of pricing plans. The standard list price for Juno Gold is $2.95 per month, billed annually in advance. Juno Web's standard list price is a flat rate of $19.95 per month, billed monthly. In marketing our billable subscription services, we have typically offered a number of promotions, such as a free month of service or a discounted rate for an initial period. We also have a practice of testing and marketing other types of promotions and pricing plans--including ones with price points lower than our standard list prices--and in light of the evolving market for Internet access services and the emergence of competitors who may charge less than we do for such services or not charge subscription fees at all, we expect to continue this practice, for the purpose of assessing and generating consumer interest. This is particularly important during the first and fourth calendar quarters, which tend to be seasonably favorable for direct marketing. Revenues from our billable subscription services accounted for approximately 95.6% of billable services revenues during the third quarter of 1999.

        Our strategy contemplates considerable growth in the number of subscribers to our billable subscription services. We intend to adapt our strategy dynamically. We continue to devote significant resources to direct marketing, brand marketing and referral programs designed to acquire new subscribers directly into our billable subscription services and to encourage migration of our free basic e-mail subscribers to these billable services. In addition to direct marketing and advertising initiatives, we continually experiment with a wide range of product offerings, promotional and pricing plans, and features as part of our overall subscriber acquisition and retention strategy. We expect growth in the subscriber base for Juno Gold and Juno Web to result in continued growth in subscription fees, both in absolute dollar terms and as a percentage of total revenues. Our strategy contemplates that revenues for billable subscription services are likely to remain the single largest source of revenues for Juno in the immediate future.

        We face intense competition to acquire billable service subscribers. Our competitors for such subscribers include companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into and/or renew agreements with distribution partners, driving price reductions for our billable services, and/or driving increased spending in areas such as marketing, telecommunications, and product development.

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

        We are also subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers typically incur higher expenses during the first and fourth calendar quarters, corresponding to heavier usage during the fall and winter, and experience relatively lighter usage and relatively fewer account registrations during the summer. We believe subscriber acquisition also tends to be most effective during the first and fourth calendar quarters of each year, and we may take these types of seasonal effects into consideration in scheduling our marketing activities. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The failure to retain subscribers to our billable subscription services, or an increase in the rate of cancellations of those services, would cause our business and financial results to suffer.

        Our principal expenses consist of marketing, telecommunications, customer service, personnel and related costs, and the cost of direct product sales. We have elected to obtain telecommunications services, customer service and merchandising fulfillment principally from third-party providers.

        We have incurred net losses of $132.3 million from our inception on June 30, 1995 through September 30, 1999. We have relied on sales of equity securities, totaling $218.7 million, and borrowings to fund our operations. Included in this amount are $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from the March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering. We expect net losses to continue for the foreseeable future as we continue to incur significant expenses while pursuing our business strategy.

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

        In May 1999, we completed the formation of Juno Online Services Development Private Limited ("Juno India"), a majority-owned subsidiary of Juno Online Services, Inc. Immediately following its formation, Juno India hired as employees substantially all of the individuals who had previously served as technical and non-technical consultants to us in India, pursuant to an agreement with an affiliated party. At September 30, 1999, Juno India employed 54 individuals. Juno India currently is negotiating an agreement covering occupancy and related services from an affiliated entity. Juno India currently obtains these services from this affiliated entity on a month-to-month basis.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

        REVENUES

        Total revenues increased $8.0 million, to $13.1 million for the three months ended September 30, 1999 from $5.1 million for the three months ended September 30, 1998, an increase of 155%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

        BILLABLE SERVICES. Billable services revenues increased approximately $7.1 million, to $8.7 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998, an increase of 466%. This increase was primarily due to the additional number of billable subscribers in the three months ended September 30, 1999, as compared with the much smaller number in the year ago quarter. Our billable subscription services were introduced in July 1998. At September 30, 1999, there were approximately 400,000 billable service subscribers, with approximately 268,000 subscribing to Juno Web and approximately 132,000 subscribing to Juno Gold. At September 30, 1998 there were approximately 64,000 billable subscribers, which included approximately 38,000 subscribing to Juno Web and approximately 26,000 subscribing to Juno Gold.

        ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $1.6 million, to $3.4 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, an increase of 91.4%. This increase was primarily due to larger average deal sizes associated with the shift in our emphasis towards strategic marketing alliances.

        From time to time, we engage in barter transactions in which we exchange advertising with other Internet or media companies, provide advertising in exchange for software distribution services or other forms of marketing assistance, or participate in other reciprocal service arrangements. Barter transactions accounted for approximately 10.2% of total advertising and transaction fees for the three months ended September 30, 1999 versus 4.8% for the three months ended September 30, 1998.

        DIRECT PRODUCT SALES. Direct product sales decreased approximately $0.8 million, to $1.1 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, a decrease of 41.4%. This decline reflects our strategic decision to de-emphasize direct merchandising in favor of higher margin e-commerce activities through the formation of strategic marketing alliances -- which are recorded on the advertising and transaction fees revenue line.

        COST OF REVENUES

        Total cost of revenues increased $4.2 million, to $8.1 million for the three months ended September 30, 1999 from $3.9 million for the three months ended September 30, 1998, an increase of 107%. This increase was primarily due to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

        BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide Juno Gold and Juno Web, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, cost of revenues related to billable services includes the costs associated with fees charged for mailing disks upon request to prospective subscribers to our free basic e-mail service, and the personnel and related overhead costs associated with our performance of a short-term consulting engagement.

        Cost of revenues related to billable services increased $4.7 million, to $6.0 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998, an increase of 356%. This increase was primarily due to the costs of providing our billable subscription services to a substantially larger number of subscribers as compared with the number of subscribers in the year ago quarter. Costs related to the provision of these billable subscription services, principally customer service, technical support and telecommunications expenses, accounted for 80.3% of the total costs of revenues related to billable services during the three months ended September 30, 1999 and accounted for the majority of the increase. Cost of billable services revenues as a percentage of billable services revenues improved to 68.9% for the three months ended September 30, 1999 from 85.5% for the three months ended September 30, 1998. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates. This improvement occurred despite a decline in the average monthly billable services revenue per subscriber as compared with the year ago quarter and with the quarter ended June 30, 1999. As a result of this improvement, we expect to continue to experiment with promotional and pricing plans in order to drive subscriber growth and this may further reduce the average monthly billable services revenues realized on a per subscriber basis. Accordingly, we expect cost of revenues related to billable services to increase as a percentage of billable services revenues in the near term.

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

        Cost of revenues for advertising and transaction fees increased $0.1 million, to $1.1 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998, an increase of 12.9%. This increase was primarily due to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 33.3% for the three months ended September 30, 1999 from 56.4% for the three months ended September 30, 1998. This improvement is primarily due to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread production costs and improvements in our production and distribution methods.

        DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

        The cost of revenues for direct product sales decreased $0.6 million, to $1.0 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998, a decrease of 37.9%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 91.2% for the three months ended September 30, 1999 from 86.2% for the three months ended September 30, 1998. This increase as a percentage of direct product sales revenue was due primarily to additional promotional pricing in response to increasing competition for computer hardware.

        OPERATING EXPENSES

        OPERATIONS, FREE SERVICE. Operations, free service consists of the costs associated with providing our free basic e-mail service, comprising principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

        Expenses associated with operations, free service decreased $0.6 million, to $1.5 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998, a decrease of 30.3%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base.

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

        Subscriber acquisition costs increased $14.0 million, to $15.0 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. This increase is primarily due to costs related to our 1999 external marketing campaign which launched in the second quarter of 1999, including direct mail programs, television and radio commercials, outdoor advertising and various other advertising expenditures. This increase is also due to inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities. As a percentage of revenues, subscriber acquisition costs increased to 115% in the three months ended September 30, 1999 from 20.8% in the three months ended September 30, 1998. This increase as a percentage of revenues was primarily due to increased costs related to our 1999 external marketing campaign. We expect to continue to incur significant subscriber acquisition costs in the future.

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

        Sales and marketing costs increased $1.0 million, to $3.2 million for the three months September 30, 1999 from $2.2 million for the three months ended September 30, 1998, an increase of 43.8%. This increase is primarily due to increased trade advertising costs and additional personnel-related expenses. As a percentage of revenues, sales and marketing costs improved to 24.3% in the three months ended September 30, 1999 from 43.1% in the three months ended September 30, 1998. This improvement was primarily due to an increase in revenues for the three months ended September 30, 1999.

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

        Product development costs decreased approximately $0.3 million, to $1.6 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, a decrease of 13.9%. This decrease is primarily due to the lower costs associated with operating our India-based research and development efforts as a wholly-owned subsidiary, rather than obtaining these services on a contract basis. Product development costs in the three months ended September 30, 1999 and 1998 related primarily to the continued development of our billable subscription services and of various pieces of software. To date, we have not capitalized any expenses related to any software development activities.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

        General and administrative costs increased $0.8 million, to $1.3 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998, an increase of 150%. This increase is primarily due to increased insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs were 9.8% for the three months ended September 30, 1999 and 10.0% for the three months ended September 30, 1998. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional services fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

        INTEREST INCOME, NET. Interest income, net increased to $1.4 million for the three months ended September 30, 1999, from an insignificant amount for the three months ended September 30, 1998. This increase is primarily due to interest income earned on higher average cash balances in the three months ended September 30, 1999 resulting from our initial public offering in May 1999 and from the issuance of redeemable convertible preferred stock in March 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

        REVENUES

        Total revenues increased approximately $20.3 million, to $33.9 million for the nine months ended September 30, 1999 from $13.7 million for the nine months ended September 30, 1998, an increase of 148%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

        BILLABLE SERVICES. Billable services revenues increased $18.8 million, to $21.5 million for the nine months ended September 30, 1999 from $2.7 million for the nine months ended September 30, 1998, an increase of 697%. This increase was due primarily to the additional number of billable subscribers in the nine months ended September 30, 1999, as compared with the much smaller number in the nine months ended September 30. Our billable subscription services were introduced in July 1998. Billable services revenues contributed $19.7 million of revenues in the nine months ended September 30, 1999 compared to $0.7 million in the nine months ended September 30, 1998.

        ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $3.8 million, to $8.3 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998, an increase of 84.1%. This increase was due to larger average deal sizes associated with the shift in our emphasis towards strategic marketing alliances. This increase was also due in part to a contribution from revenue recognized over the shortened life of a strategic marketing alliance which featured a minimum revenue guarantee and which was terminated by the strategic partner effective May 1, 1999. This contribution accounted for approximately 12.8% of advertising and transaction fees for the nine months ended September 30, 1999. The increase in advertising and transaction fees referred to above was partially offset by declines in the number of and the aggregate revenue generated from shorter term ad sales contracts, reflecting our shift in emphasis towards larger strategic alliances. Barter transactions accounted for approximately 7.6% of total advertising and transaction fees for the nine months ended September 30, 1999 versus 2.4% for the nine months ended September 30, 1998.

        DIRECT PRODUCT SALES. Direct product sales decreased $2.4 million, to $4.1 million for the nine months ended September 30, 1999 from $6.5 million for the nine months ended September 30, 1998, a decrease of 36.8%. This decline reflects our strategic decision in 1998 to narrow the range of our direct product sales activities and of the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales.

        COST OF REVENUES

        Total cost of revenues increased $12.4 million, to $23.1 million for the nine months ended September 30, 1999 from $10.7 million for the nine months ended September 30, 1998, an increase of 116%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

        BILLABLE SERVICES. Cost of revenues related to billable services increased $13.8 million, to $16.1 million for the nine months ended September 30, 1999 from $2.3 million for the nine months ended September 30, 1998, an increase of 609%. This increase was due primarily to the costs of providing our billable subscription services to a substantially larger number of subscribers in the nine months ended September 30, 1999, as compared with the number of subscribers in the nine months ended September 30, 1998. Costs related to the provision of these billable subscription services, principally customer service, technical support and telecommunications expenses, accounted for 78.5% of the total costs of revenues related to billable services during the nine months ended September 30, 1999 and accounted for the majority of the increase. Cost of billable services revenues as a percentage of billable services revenues improved to 74.9% for the nine months ended September 30, 1999 from 84.1% for the nine months ended September 30, 1998. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates.

        ADVERTISING AND TRANSACTION FEES. Cost of revenues for advertising and transaction fees increased $0.7 million, to $3.4 million for the nine months ended September 30, 1999 from $2.7 million for the nine months ended September 30, 1998, an increase of 24.9%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 40.3% for the nine months ended September 30, 1999 from 59.5% for the nine months ended September 30, 1998. This improvement is primarily due to a contribution from revenue recognized over the shortened life of a strategic marketing alliance that featured a minimum revenue guarantee, and also to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread production costs, and improvements in our production and distribution methods.

        DIRECT PRODUCT SALES. The cost of revenues for direct product sales decreased approximately $2.2 million, to $3.6 million for the nine months ended September 30, 1999 from $5.7 million for the nine months ended September 30, 1998, a decrease of 37.5%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues decreased to 87.6% for the nine months ended September 30, 1999 from 88.7% for the nine months ended September 30, 1998. This decrease was due primarily to efficiencies associated with outsourcing various functions rather than performing them internally, partially offset by a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise, and additional promotional pricing in response to increasing competition for computer hardware.

        OPERATING EXPENSES

        OPERATIONS, FREE SERVICE. Expenses associated with operations, free service decreased $2.2 million, to $5.1 million for the nine months ended September 30, 1999 from $7.3 million for the nine months ended September 30, 1998, a decrease of 30.2%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base.

        SUBSCRIBER ACQUISITION. Subscriber acquisition costs increased $28.7 million, to $31.6 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. This increase is due primarily to costs related to our 1999 external marketing campaign which launched in the second quarter of 1999, including direct mail programs, television and radio commercials, outdoor advertising and various other advertising expenditures. This increase is also due to inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities and ad production and transmission costs associated with soliciting basic e-mail subscribers to upgrade to our billable subscription services. As a percentage of revenues, subscriber acquisition costs increased to 93.2% in the nine months ended September 30, 1999 from 21.5% in the nine months ended September 30, 1998. This percentage increase was primarily due to increased costs related to our 1999 external marketing campaign. We expect to continue to incur significant subscriber acquisition costs in the future.

        SALES AND MARKETING. Sales and marketing costs decreased $1.2 million, to $8.2 million for the nine months ended September 30, 1999 from $9.4 million for the nine months ended September 30, 1998, a decrease of 12.4%. This decrease is primarily due to cost savings associated with our 1998 decisions to close our regional ad sales offices and to narrow the range of our direct product sales activities. We reduced the headcount assigned to our direct product sales activities, as well as our inventory risk, primarily by outsourcing substantially all of the procurement, warehousing, fulfillment, billing and customer service aspects of the initiative. In each of the first and second quarters of 1998, sales and marketing expenses include charges of approximately $300,000 related to inventory write-offs, severance pay and lease termination costs. The decrease in sales and marketing costs were partially offset by increased trade advertising costs. As a percentage of revenues, sales and marketing costs improved to 24.2% in the nine months ended September 30, 1999 from 68.4% in the nine months ended September 30, 1998. This improvement was primarily due to an increase in revenues for the nine months ended September 30, 1999.

        PRODUCT DEVELOPMENT. Product development costs increased $0.1 million, to $5.4 million for the nine months ended September 30, 1999 from $5.3 million for the nine months ended September 30, 1998, an increase of 2.1%. This increase is primarily due to additional personnel and related costs in both our domestic and India offices, partially offset by lower costs associated with operating our India-based research and development efforts as a wholly-owned subsidiary, rather than obtaining these services on a contract basis. Product development costs in the nine months ended September 30, 1999 and 1998 related primarily to the continued development of our billable subscription services and of various pieces of software. To date, we have not capitalized any expenses related to any software development activities.

        GENERAL AND ADMINISTRATIVE. General and administrative costs increased $0.9 million, to $3.0 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998, an increase of 41.2%. This increase is primarily due to increased insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs decreased to 8.7% for the nine months ended September 30, 1999 from 15.4% for the nine months ended September 30, 1998. This decrease was primarily due to the increase in revenue for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

        INTEREST INCOME, NET. Interest income, net increased $2.2 million, to $2.3 million for the nine months ended September 30, 1999 from $0.1 million for the nine months ended September 30, 1998. This increase is primarily due to interest income earned on higher average cash balances in the nine months ended September 30, 1999 resulting from our initial public offering in May 1999 and from the issuance of redeemable convertible preferred stock in March 1999, partially offset by higher interest payments for borrowings.

QUARTERLY RESULTS OF OPERATIONS DATA

The following table sets forth selected subscriber data for each of the five quarters ended September 30, 1999:


                                                   SEPT. 30,      JUNE 30,     MAR. 31,        DEC. 31,     SEPT. 30,
SELECTED SUBSCRIBER DATA:                            1999           1999         1999           1998          1998
-------------------------                          ---------     ---------     ---------      ---------     ---------
Total subscriber accounts as of (1).....           7,613,000     7,175,000     6,817,000      6,336,000     5,852,000
Subscriber Activity:
   Subscriber accounts that
     connected in the three-month
     period ended.......................           2,910,000     2,920,000     3,108,000      3,108,000     3,121,000
   Subscriber accounts that
     connected in the month ended                  2,276,000     2,277,000     2,438,000      2,434,000     2,409,000
   Average subscriber accounts that
     connected per day in the month
     ended..............................             837,000       810,000       912,000        887,000       889,000
Billable subscription service
     accounts as of (2).................             400,000       270,000       207,000        144,000        64,000


------------------

(1) Includes all user accounts created since Juno's inception, regardless of activity level, if any, net of accounts that have been cancelled.

(2) Billable subscription service accounts are a subset of total subscriber accounts and, to the extent applicable, are also included in the number of subscriber accounts shown as having connected during the periods described.


LIQUIDITY AND CAPITAL RESOURCES

        Since formation, we have financed our operations from the funds generated by the sale of equity securities and borrowings. Sales of equity securities in 1999 include $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds received from the March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $132.3 million through September 30, 1999.

        For the nine months ended September 30, 1999, we used $19.6 million in cash for working capital purposes and to fund losses from operations. Additionally, at September 30, 1999, $9.2 million remains prepaid for advertising that may be used at any time prior to March 2001, bringing total net cash used in operating activities to $28.8 million for the nine months then ended. Net cash used in operating activities was $16.2 million for the nine months ended September 30, 1998. The additional cash used in operations during the nine months ended September 30, 1999 as compared with the comparable period of the prior year was primarily the result of our external marketing campaign, prepaid advertising, and partially offsetting changes in working capital accounts.

        Net cash used in investing activities was $0.6 million for the nine months ended September 30, 1999 and $1.3 million for the nine months ended September 30, 1998. The principal use of cash for the periods presented was for the purchase of fixed assets.

        Net cash provided by financing activities was $129.6 million for the nine months ended September 30, 1999 and $17.3 million for the nine months ended September 30, 1998. Financing activities for the nine months ended September 30, 1999 primarily include $139.1 million of net proceeds received from our March 1999 private placement and our initial public offering. Of the net proceeds from the initial public offering, $8.6 million was used to repay, in full, a note from an affiliated party. Financing activities for the nine months ended September 30, 1998 primarily include the proceeds from a note from an affiliated party and capital contributions.

        In July 1999, we entered into a credit facility with a bank (the "Facility") that provides for borrowings up to $10.0 million. Borrowings can be in the form of advances and/or standby letters of credit. The Facility expires in July 2000. The Facility is collateralized by substantially all of the assets of the Company. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the Facility bear interest at the bank's prime rate (8.25% at October 31, 1999). Under the terms of the Facility, the Company is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing. As of October 31, 1999 there were no amounts outstanding under the Facility.

        We do not currently have any material commitments for capital expenditures outside of the normal course of business and recent historical trends. However, we do anticipate that we will increase our capital expenditures and lease commitments beyond recent historical trends to expand our infrastructure in anticipation of the growth of our subscriber base. We may also take advantage of opportunities to employ various capital-intensive approaches to the provision of our Internet services. As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. In addition, we anticipate continuing to increase subscriber acquisition expenses in order to fund subscriber growth and help us gain or maintain market share. Additional expenditures in connection with subscriber acquisition will represent a material use of our cash resources.

        At September 30, 1999, we had $108.4 million in cash and cash equivalents. We currently continue to experience negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Based upon our current business plan, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain additional credit. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. Other than the Facility, we have not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.


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

        STATE OF READINESS. We are continuing to assess the Year 2000 readiness of our information technology systems. Our overall Year 2000 readiness plan consists of the following phases:

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

        The Year 2000 readiness plan described above is being carried out across the five critical areas where we believe the Year 2000 problem might affect our business:

        o Juno product software, which consists of all software directly used by subscribers in connection with our free basic e-mail service and/or our billable subscription services;

        o Juno service software, which consists of software provided by third party vendors used to run our free basic e-mail service and our billable subscription services. Some of this software has been modified by Juno;

        o Juno service hardware, which consists of the hardware that we use directly in connection with our free basic e-mail service and/or our billable subscription services;

        o infrastructure, which consists of hardware and software used by our staff in the course of operating our business other than Juno product hardware and software; and

        o external agents, which includes all other hardware, software, services and related systems provided by third parties and on which we rely. The following table sets forth our progress and completion targets in assessing our Year 2000 readiness in these five critical areas. In each case our remaining assessment and repair is significantly dependent upon the Year 2000 compliance of our suppliers and vendors.

                                     Inventory                     Assessment                Repair/Replacement
                                     ---------                     ----------                ------------------
    Product Software...........    100% complete                100% complete                Complete

    Service Software...........    100% complete                95% complete                 Completion target
                                                                Completion target            December 15, 1999
                                                                November 30, 1999
    Service Hardware...........    100% complete                100% complete                Completion target
                                                                                             November 30, 1999
    Infrastructure.............    100% complete                95% complete                 Completion target
                                                                Completion target            December 15, 1999
                                                                November 30, 1999
    External Agents............    100% complete                100% complete                Completion target
                                                                                             December 15, 1999

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

        CONTINGENCY PLANS. We are still engaged in an ongoing Year 2000 assessment and although we have not encountered any major Year 2000 issues through our own internal testing and through inquiries with third party vendors, we have developed contingency plans for certain key elements of our business. Further contingency planning will be conducted as feedback received from third parties necessitates.

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

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND EXPECT CONTINUED
        LOSSES FOR THE FORESEEABLE FUTURE

        Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to promote awareness of these services and to grow our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998 and $40.1 million for the nine months ended September 30, 1999. As of September 30, 1999, our accumulated net losses totaled $132.3 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997 and $20.9 million for the year ended December 31, 1998. For the nine months ended September 30, 1999, we used $19.6 million in cash for working capital purposes and to fund losses from operations. Additionally, at September 30, 1999 $9.2 million remains prepaid for advertising that may be used at any time prior to March 2001, bringing total net cash used in operating activities to $28.8 million for the nine months then ended. Since we operated as a limited partnership prior to the merger of Juno Online Services, L.P. into Juno Online Services, Inc. in March 1999, taxable losses incurred prior to the merger were allocated to the partners of Juno Online Services, L.P. for reporting on their income tax returns. As a result, we will not be able to offset future taxable income, if any, against losses incurred prior to the merger.

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

        o changes in operating expenses including, in particular, telecommunications expenses and the cost of providing various types of technical and non-technical customer support to our subscribers; and

        o economic conditions specific to the Internet as well as general economic and market conditions.

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

DIFFICULTY RETAINING SUBSCRIBERS TO OUR FREE BASIC E-MAIL SERVICE, JUNO GOLD OR
        JUNO WEB MAY CAUSE OUR BUSINESS TO SUFFER

        Our business and financial results are also dependent on our ability to retain subscribers to our services. Each month, a significant number of subscribers to our billable subscription services choose to cancel the service. In addition, a significant number of subscribers to our free basic e-mail service become inactive each month. As a result, the total number of subscribers using our free basic e-mail service in a given month has declined over the last twelve months, even though we have added new subscribers during that period. We believe that intense competition has caused, and may continue to cause, some of our subscribers to switch to other services. It is easy for Internet users to switch to competing providers and we cannot be certain that any steps we take will maintain or improve subscriber retention. In addition, some new subscribers may decide to use our services out of curiosity regarding the Internet, or to take advantage of low-cost or free introductory offers for Juno Gold and Juno Web, and may later discontinue using our services. Furthermore, we may in the future charge a fee for our basic e-mail service or limit the amount a subscriber may use this service in a given period. In the event we were to implement these kinds of charges and/or restrictions, we may lose a significant number of our basic e-mail subscribers. If we are unable to retain subscribers to both our basic e-mail service and our billable subscription services, or if we experience an increase in the rate of cancellations by subscribers to our billable subscription services, our business and financial results may suffer.

OUR MARKETING PROGRAM MAY NOT SUCCEED IN GENERATING NEW SUBSCRIBERS OR IN
        PERSUADING SUBSCRIBERS TO UPGRADE TO JUNO GOLD OR JUNO WEB

        We plan to devote a significant portion of our working capital to an extensive marketing campaign. This campaign, which commenced in the spring of 1999, is directed at encouraging users to sign up directly for our billable subscription services and persuading users of our free basic e-mail service to upgrade to our billable subscription services. This marketing program includes forms of advertising, such as television and radio advertising, with which we have limited experience. There are risks that this campaign may not be effective in accomplishing one or both of these goals. In addition, it is possible that, over time, it will become more difficult and expensive to effectively market Juno Gold and Juno Web to users of our free basic e-mail service and that the rate at which users of the free basic e-mail service upgrade to our billable subscription services will decline. Many of our competitors have undertaken significant advertising campaigns utilizing the same advertising media as we do. It is possible that these campaigns will have an adverse affect on our own marketing plans or expenses. If we incur significant costs in implementing our marketing program without generating sufficient new subscribers to our services, our business and financial results will suffer.

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

        o Independent national Internet service providers such as EarthLink, MindSpring, and Prodigy, including certain companies, such as AltaVista and NetZero, that provide Web access to subscribers for free;

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

        o Companies providing Internet access services using other "broadband" technologies, including digital subscriber lines ("DSL"), such as the Regional Bell Operating Companies, Flashcom, and various partners of Covad and NorthPoint.

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

        OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE

        Our competition is likely to increase. We believe this will happen as Internet service providers and online service providers continue to consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. The larger Internet service providers and online service providers, including America Online, offer their subscribers services such as on-line photo albums that we do not currently provide. Some diversified telecommunications and media companies such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, Internet service providers and personal computer manufacturers have formed numerous strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers and/or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. We have formed several such relationships. There can be no assurances, though, that the relationships we have formed will be as successful as those of our competitors as a means of attracting new subscribers, that they will be economically favorable, or that the terms of these relationships, or any strategic alliances we complete in the future, will turn out to be as favorable as those achieved by our competitors. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Additionally, our competitors may be able to charge less than we do for Internet services, or offer such services for free, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable subscription services. Competition could require us to increase our spending for sales and marketing as well as for subscriber acquisition in order to maintain our position in the marketplace, and could also result in increased subscriber attrition. Competition could also require us to lower the prices we charge for our billable subscriber services, or eliminate such fees altogether, in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to compete successfully.

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

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR WE WILL
        NOT BE COMPETITIVE

        Our failure to respond in a timely and effective manner to new and evolving technologies, including cable modem and other broadband technology, could harm our business and financial results. The Internet services market is characterized by rapidly changing technology, evolving industry standards, changes in member needs and frequent new service and product introductions. Our business and financial results depend, in part, on our ability to use leading technologies effectively, to develop our technical expertise, to enhance our existing services and to develop new services that meet changing member needs on a timely and cost-effective basis. In particular, we must provide subscribers with the appropriate products, services and guidance required to best take advantage of the rapidly evolving Internet. If the market for our billable subscription services should develop more slowly than we expect, become saturated with competitors, or develop in a fashion that renders our services uncompetitive or otherwise unappealing to consumers, our business and financial results may suffer.

        We are also at risk due to fundamental changes in the way that Internet access may be provided in the future. Currently, consumers access Internet services primarily through computers connected by telephone lines. Broadband connections, however, allow significantly faster access to the Internet than is possible using the telephone-based analog modems currently used by all of our subscribers. The companies currently providing or expecting to begin providing broadband connections to consumers' homes, including cable television companies, telephone companies, electric utility companies and wireless communications companies, have decided or may decide to provide Internet access as well. For example, competitors have developed technologies that enable cable television operators to offer high-speed Internet access through their cable facilities. These cable television operators, as well as other competitors, may include Internet access in their basic bundle of services or may offer Internet access for a nominal additional charge. Moreover, these companies could prevent us in the future from delivering Internet access through the wire and cable connections that they own, or from doing so on a cost-effective basis.

        Even if we are not prevented from delivering our Internet services through the broadband connections owned by others, we will likely need to develop new technology or modify our services and the technology they use to accommodate these developments. In the near term, we expect to launch a pilot program for the delivery of our Internet services through DSL technology, a form of broadband access. The installation of a broadband connection in a residence requires complex on-site installation. There are significant risks that Juno's broadband program will encounter unforeseen delays, that the installation of broadband connections at consumer residences will encounter technical difficulties or challenges, and/or that we will not be able to deliver such broadband services in a cost-effective fashion. Additionally, Juno's program will be conducted jointly with Covad Communications, a provider of DSL services. If Juno experiences any of the difficulties described above, or if our relationship with Covad is unsuccessful, or if other factors delay our ability to offer broadband access to our subscribers, our business and financial results may suffer.

        We may also have to modify the means by which we deliver our Internet services, in which case we would incur significant costs. If consumers adopt alternative forms of Internet access that provide a continuous connection to the Internet rather than relying on a series of separate dial-up connections, then any competitive advantage that we currently realize because our technology minimizes connect time may diminish. If other companies are able to prevent us from delivering our Internet services through the wire, cable, and wireless connections that they own, if we are unable to adapt to the challenges posed by broadband technologies or if we incur significant costs without generating sufficient revenues, our business and financial results may suffer.

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

OURADVERTISING SYSTEM REQUIRES LABOR AND IMPOSES COSTS ON US BEYOND THOSE
        ASSOCIATED WITH STANDARD WEB ADVERTISING

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

        Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies and WorldCom Advanced

Networks, both of which are operated by MCI WorldCom; Level 3 Communications, Concentric Network Corporation; Splitrock Services, Inc.; and Sprint Communications Company. These telecommunications companies also carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

        As of September 30, 1999, we had contracted for the use of over 2,300 local telephone numbers associated with points of presence throughout the United States. Some points of presence carry data both for our e-mail services and for Juno Web, while others carry data only for our e-mail services or only for Juno Web. At various times in the past, network capacity constraints at particular points of presence have prevented or delayed access by subscribers attempting to connect to our services. This could happen in the future, especially during times of peak usage. Difficulties accessing our services due to poor network performance could cause our subscribers to terminate their membership with us. Because we depend on third-party telecommunications carriers for crucial portions of our network infrastructure, we do not have direct control over network reliability and some aspects of service quality. A natural disaster or other unanticipated problem that affects the points of presence or the telecommunications lines we use, or that affects the nation's telecommunications network in general, could cause interruptions in our services.

        Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Currently, we are particularly dependent on companies controlled by MCI WorldCom, which provide more than 1,100 of the approximately 2,300 points of presence for which we contract in the United States, and which carry a significant percentage of our traffic. Furthermore, MCI WorldCom has announced that it will begin to offer consumer Internet access, making it a direct competitor of ours. Furthermore, MCI WorldCom has recently announced that it will merge with Sprint during 2000, subject to approval of their stockholders and the receipt of regulatory approvals. This will further concentrate our reliance on MCI WorldCom and the companies it controls. Our business could be significantly harmed if we are unable to maintain a favorable relationship with MCI WorldCom. We cannot assure you that we would be able to replace the services provided to us by MCI WorldCom were our relationship with them to be terminated.

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

        Most of the telecommunications services we purchase are provided to us under short-term agreements that the providers can terminate or elect not to renew. As a result, there is a significant risk that any or all of UUNET Technologies, WorldCom Advanced Networks, Level 3, Concentric, Splitrock or Sprint could end their relationship with us. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our members' ability to access the Internet or connect to our central computers. Furthermore, the majority of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, our business and financial results would suffer.

WE ARE DEPENDENT ON THIRD PARTIES FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND
        OUR BUSINESS MAY SUFFER IF THEY ARE UNABLE TO PROVIDE THESE SERVICES OR CANNOT EXPAND TO MEET OUR NEEDS

        Our business and financial results depend, in part, on the availability of live technical and customer service support, and of inbound telemarketing and disk distribution services. Should our ability to provide these services be hampered, our business may suffer. Although many Internet service providers have developed internal customer service operations designed to meet these needs, we have elected to outsource these functions to third-party vendors. We currently use ClientLogic Corporation for technical and customer service support. As a result, we maintain only a small number of internal customer service personnel. We are thus not equipped to provide the necessary range of customer service and telemarketing services in the event that either of our existing external providers becomes unable or unwilling to offer these services to us.

        Our most important relationship is with ClientLogic, which, at September 30, 1999, provided us with approximately 290 full-time or part-time employees at its facilities to service our account. The availability of call-in technical support and customer service is especially important to acquire and retain subscribers to Juno Gold and Juno Web, and we rely almost entirely on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. The growth and expansion of our services has caused waiting periods for technical and customer support to lengthen recently. Reducing these waiting periods and accommodating potential future growth will require significantly more support personnel than are currently available to us through ClientLogic. Additionally, if we elect to offer customer service features that we do not currently support, such as 24-hour live support, or to enhance the overall quality of our customer support for competitive reasons, this will compound our need for customer service resources. As a result, we expect that it will become necessary, in the near future, to identify supplemental or replacement vendors for these services, or to develop the resources ourselves to deliver these services. Our agreement with ClientLogic converts to a month-to-month contract on August 1, 2000, providing either party the right to terminate the relationship at any time upon one month's notice. Prior to that date, ClientLogic can terminate the contract without cause upon 90 days notice. In addition, ClientLogic may terminate the contract upon 60 days notice if we do not reach agreement with ClientLogic with regard to modifications ClientLogic proposes to the pricing terms of the contract within 60 days of the modifications being proposed. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are required to obtain externally or develop internally additional or replacement customer and technical support capacity, then our business and financial results may suffer.

WE RELY ON A SINGLE EXTERNAL MARKETING PARTNER TO FULFILL MOST OF OUR DIRECT
        PRODUCT SALES

        If we fail to manage our direct product sales efforts in a cost-effective manner, or if we fail to maintain the relationship with our external marketing partner, our business may suffer. During the third quarter, we relied almost entirely on a single external marketing partner, Direct Alliance Corporation, a subsidiary of Insight Enterprises, for the procurement, warehousing, fulfillment, billing and customer service aspects of our direct product sales. We expect this relationship to terminate at the end of the fourth quarter. We have recently entered into an arrangement with another vendor, Shopping4Sure.com, and we expect that this vendor will replace the services provided to us by Direct Alliance Corporation. If our relationship with our new external vendor fails to develop, or if it is disrupted, our ability to engage in direct product sales will be severely curtailed. In the past, a substantial portion of our revenue has come from the sale of products directly to our subscribers. Our ability to sell products directly to our subscribers is dependent in part upon:

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

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL,
        FINANCIAL, AND INFORMATION SYSTEMS RESOURCES

        The anticipated future growth necessary to expand our operations will place a significant strain on our managerial, operational, financial and information systems resources. If we are unable to manage our growth effectively, our business and financial results will suffer. In order to achieve growth in revenues from Internet advertising, we will need to expand our sales efforts and continue to improve and develop our software. In order to achieve growth in revenues from Juno Gold and Juno Web, we will need to expand our marketing efforts, promote the Juno brand, expand the computer systems and related infrastructure we use to provide our Internet services, and increase both our internal and outsourced customer service capabilities. We expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. We had 65 employees at December 31, 1996, 152 employees at December 31, 1997, 144 employees at December 31, 1998 and 231 employees at September 30, 1999, including 54 individuals in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We have significantly increased our reliance on outsourced support for customer service, technical, and back-office functions. We expect the size of our own workforce and our reliance on outsourced services will continue to increase for the foreseeable future.

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

        We have historically contracted with DESCO, L.P. to provide accounting, tax, payroll, insurance, employee benefits and information technology services. We continue to obtain some employee benefits and information technology services from DESCO, L.P., and these services are provided to us on a fixed-fee basis under shared services agreements that can be terminated by any of the parties without cause upon 90 days notice. If we were no longer able to obtain these services through DESCO, L.P. or its affiliates, we would be required to obtain these services internally or through third-party providers, and we cannot be sure that we could do so on acceptable terms. In addition, we sublease office space in New York City from DESCO, L.P. We cannot be sure that we would be able to lease other space on favorable terms in the event the leases for this office space were to be terminated.

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

OUR DIRECTORS AND OFFICERS WILL EXERCISE SIGNIFICANT CONTROL OVER US

        As of October 31, 1999, the executive officers, directors and persons and entities affiliated with executive officers and/or directors beneficially own, in the aggregate, approximately 52.7% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P, beneficially own, in the aggregate, approximately 49.3% of our outstanding common stock. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

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


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)     The following exhibits are filed as part of this report:


        27.1    Financial Data Schedule


No reports on Form 8-K were filed during the quarter ended September 30, 1999.

ITEM 7. SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


JUNO ONLINE SERVICES, INC.
(Registrant)



Date:  November 12, 1999   /s/  Charles E. Ardai
                           -------------------------------------------
                           Name:  Charles E. Ardai
                           Title: President, Chief Executive Officer
                                    and Director
                                  (principal executive officer)



Date:  November 12, 1999   /s/  Richard M. Eaton, Jr.
                           -------------------------------------------
                           Name: Richard M. Eaton, Jr.
                           Title: Chief Financial Officer and Treasurer
                                  (principal accounting and financial officer)