Form 10-K
period 1999-12-31
JUNO ONLINE SERVICES INC
filed 2000-02-15
CIK 1018035

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number: 000-26009

                            ------------------------

                           JUNO ONLINE SERVICES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3914547
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification No.)

      1540 BROADWAY, NEW YORK, NY                             10036
    (Address of principal executive                         (Zip code)
               offices)

                                 (212) 597-9000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock $0.01 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 14, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price for the registrant's common stock, as reported on the Nasdaq National Market, was approximately $458.8 million (calculated by excluding shares owned beneficially by affiliates).

    As of February 14, 2000, the aggregate market value of all voting stock of the registrant, based upon the last reported sales price for the registrant's common stock, as reported on the Nasdaq National Market was approximately $985.0 million, including shares owned beneficially by affiliates.

    As of February 14, 2000, there were 38,629,268 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K
                                      FOR
                           JUNO ONLINE SERVICES, INC.

                                                                           PAGE
                                                                         --------
                                     PART I.

Item 1.    Business....................................................      3

Item 2.    Properties..................................................     15

Item 3.    Legal Proceedings...........................................     15

Item 4.    Submission of Matters to a Vote of Security Holders.........     15

                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     16

Item 6.    Selected Consolidated Financial Data........................     17

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     18

Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     34

Item 8.    Financial Statements and Supplementary Data.................     54

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     54

                                    PART III.

Item 10.   Directors and Executive Officers of the Registrant..........     75

Item 11.   Executive Compensation......................................     75

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     75

Item 13.   Certain Relationships and Related Transactions..............     75

                                    PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     75

SIGNATURES. ...........................................................     78

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE USUALLY ACCOMPANIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT.

    JUNO ONLINE SERVICES, INC., A DELAWARE CORPORATION, IS THE SUCCESSOR BY MERGER TO JUNO ONLINE SERVICES, L.P., A DELAWARE LIMITED PARTNERSHIP. REFERENCES IN THIS REPORT TO "JUNO", "WE", "OUR", AND "US" REFER TO JUNO ONLINE SERVICES, INC., ITS MAJORITY-OWNED SUBSIDIARY, AND ITS PREDECESSOR PRIOR TO THE MERGER, JUNO ONLINE SERVICES, L.P.

                                    PART I.

ITEM 1. BUSINESS

OUR COMPANY

    Juno Online Services, Inc. is a leading provider of Internet-related services to millions of computer users throughout the United States. We provide several levels of service, ranging from basic dial-up Internet access--which is provided to the end user for free--to high-speed broadband Internet access, which is currently being tested in selected markets. Unlike almost all other Internet access providers, we offer both free basic and billable premium services, and we believe we are unique in having converted hundreds of thousands of individuals from free to paying customers. Our strategy of offering several different service levels and our easy-to-use, intuitive software are designed to attract a broad spectrum of users, including those who are just now beginning to explore the Internet.

    Our services are provided nationwide through more than 2,300 local telephone numbers, which we lease from several providers. These phone numbers can be reached by the vast majority of the U.S. population without having to place a long distance telephone call. Our revenues are derived primarily from the subscription fees we charge for the use of our premium services, from the sale of advertising, and from various types of electronic commerce.

    We have been a pioneer in providing free Internet services since
April 1996, when we launched our basic service, which was the first on the Internet to provide free e-mail. In July 1998, we introduced our first premium services, which offered features ranging from enhanced e-mail services to full access to the World Wide Web, and for which we charged subscription fees. In December 1999, we announced a major expansion of our services:

    - Our BASIC SERVICE now provides full Internet access for free.

    - JUNO WEB provides competitively priced premium Internet access, supplementing the features of the basic service with free live technical support and customer service, priority access to Juno's network, several hundred additional local access numbers, and the elimination of a prominent advertising and navigation banner that is displayed to our basic service users at all times while they are connected to the Web.

    - JUNO EXPRESS is a broadband service that provides all the features of Juno Web at speeds up to 15 times faster than an ordinary dial-up Internet connection. We are now conducting a pilot test of Juno Express in selected markets and plan to expand into additional markets over the coming year.

    Our services have been very popular, with more than 8.1 million Juno accounts created since the launch of our basic service in 1996. During the month of December 1999, an average of 820,000 user accounts dialed into our service on any given day, with a total of 2.3 million user accounts connecting during the month of December, and 2.9 million user accounts connecting during the three-month period ended December 31, 1999. As of December 31, 1999, we had approximately 550,000 Juno Web subscribers, the majority of whom began as users of our basic service. We initially marketed Juno Web only to our own basic service subscribers. Following our initial public offering on May 25, 1999, however, we began marketing Juno Web beyond the existing Juno user base through an external marketing campaign. We plan to significantly expand our marketing activities in 2000 in order to increase the subscriber base of our billable premium services and, in particular, our expanded free basic service.

    In operating our expanded basic service, we plan to capitalize on the size of our existing user base, advantages we believe our technology confers on our cost structure, and our established advertising sales and electronic commerce activities. Our technology has been designed to maximize hours of consumer contact and potential advertising revenues while minimizing the number of hours each user actually spends connected by telephone to our central computers or to the Web, a key component of our costs. We believe our subscribers spend significantly less time connected to the Internet each month than those of our largest competitors, in part because of technology we have developed that enables subscribers to read and write e-mail offline rather than while connected. Importantly, this technology allows us to continue displaying highly targetable interactive advertisements throughout this offline time.

    As of December 31, 1999, approximately 300 firms had advertised on the Juno services. In addition, we derive revenues from conducting electronic commerce both independently and with strategic marketing partners. We have entered into a number of major strategic marketing alliances, including several that involve multi-million-dollar guaranteed minimum payments to Juno. These alliances include multi-year relationships with Qwest, The Hartford, and WingspanBank.com.

    In servicing the needs of advertisers and marketing partners, we benefit from the high degree to which custom-tailored advertisements can be selectively targeted to various segments of our subscriber base. Juno ads can be targeted based not only on geography and patterns of computer use, as is often possible in the case of Web site advertising as well, but also according to such characteristics as age, gender, income, expected major purchases in any of 20 specified categories, hobbies, interests, family size, and educational attainment. This data is obtained from the detailed "Member Profile" survey that all subscribers to our free basic service are required to complete, and that most subscribers to our billable premium services choose to complete, at the time they create their accounts.

    In addition to our advertising and strategic marketing relationships, we derive revenue from relationships with providers of Web-based content and functionality. All Juno users begin each Web session on our portal site, WWW.JUNO.COM, which contains tools, information, and product offers supplied by a wide range of strategic partners. Companies with whom we have formed this sort of strategic relationship include HotJobs.com, Lycos, Mail.com, News Corporation, and more than 50 online merchants that participate in the shopping channel on our portal site, including eBay and 1-800-FLOWERS. We plan to significantly increase both the number of such alliances and the associated revenues as our Web-enabled subscriber base grows.

MARKET OPPORTUNITY

    The Internet is becoming an increasingly significant global medium for communications, advertising, and commerce. International Data Corporation estimates that more than 80 million individuals in the U.S. used the Internet in 1999, and projects that this figure will reach 177 million by 2003. We expect that these increases will have a significant impact on the three main service and product sectors in which Juno currently operates.

    BILLABLE SUBSCRIPTION SERVICES REVENUES. IDC projects that consumer-targeted dial-up Internet service provider revenues in the U.S. will grow from $7.4 billion in 1999 to $11.1 billion in 2003.

    ADVERTISING REVENUES. Jupiter Communications has projected that online advertising expenditures in the U.S. will grow from an estimated $3.2 billion in 1999 to $11.5 billion in 2003.

    ELECTRONIC COMMERCE. IDC projects that consumer electronic commerce revenues in the U.S. will grow from $12.8 billion in 1998 to $83.5 billion in 2003.

OUR SERVICES

    Our services and software have been designed with special attention to the needs of consumers who are only now taking their first steps onto the Internet. The needs and preferences of this large and rapidly growing body of new Internet users are likely to differ significantly from those of technically sophisticated early Internet users and computer hobbyists. We believe the success of our design is reflected in studies indicating that ease of use is among the characteristics most closely associated with Juno, and in the relatively high rate at which members pass along copies of the Juno software to others.

    We have expended significant effort to make our services easy to use. Our fundamental design goal has been to create software and Web-based functionality that novice users can understand at a glance, but which will continue to satisfy subscribers once they have gained more experience. In addition to the basic functions of using the Internet, such as connecting to the Web and sending and receiving e-mail, we also offer easy-to-use tools enabling subscribers to build their own Web pages and participate in online discussions, a variety of online customer service resources, a full-function address book and folders for e-mail management, and access to a wide range of content and community features, all within a simple and visually attractive point-and-click environment.

    Each time Juno subscribers begin a Web session, the first Web pages they see provide them with a broad set of tools and information to help them understand, navigate, and use the Web. Most of the content, directory functionality, and Internet search functions associated with this Web site are currently provided by third parties such as Lycos, one of the Internet's leading portal sites. Under our agreement with Lycos, we receive guaranteed per-visit fees as an advance against a share of any revenue Lycos generates through the sale of advertisements on the various Web pages within the Juno portal site for which they supply content. Both through additional revenue-generating third-party relationships of this sort and through ongoing internal development, we intend to continue expanding the set of features we offer our users, and to use such features not only to generate revenue and enhance our services generally, but also to maintain a clear differentiation between our free basic service and our billable premium services. Subscribers who are not yet ready to use or pay for premium features can begin their use of the Internet with our free basic service, then migrate to our premium services once they are ready to do so.

    FREE BASIC SERVICE

    Our basic service provides subscribers with full Internet access, including access to both e-mail and the World Wide Web. Our subscribers pay us no fees of any sort for the use of our basic service. Users of the free basic service do, however, pay a fee of $1.95 per minute if they wish to get live technical support by phone.

    We display advertisements to users of the free basic service within the main Juno software, on the Web pages comprising Juno's portal site, and within a separate advertising and navigation banner that is displayed at all times while a subscriber uses the Web. This banner can be moved to any location on a user's computer screen but cannot be removed or deactivated while the user is connected to the Web.

    After receiving a copy of our software, a new subscriber follows simple, clearly worded on-screen instructions to install Juno on his or her computer, and to select an e-mail address and password. In addition, in order to create an account, each subscriber to our free basic service must complete the Member Profile survey, providing information that can be used for the selective targeting of advertising. Subscribers using a version of our software older than the current version, Juno 4.0, must upgrade to version 4.0 before they can use our basic service to connect to the Web.

    JUNO WEB

    Juno's premium dial-up Internet access service, Juno Web, augments the basic service by eliminating the persistent advertising and navigation banner shown continuously to the users of the free basic service and by adding hundreds of local access telephone numbers across the country. Juno Web also provides a number of other premium features, including priority access to Juno's telecommunications network. Juno Web subscribers receive live technical support by phone at no charge.

    Juno Web's list price of $19.95 per month is lower than the standard $21.95 price point offered by America Online and The Microsoft Network. In addition, over the past eighteen months we have tested a variety of promotional offerings that include periods of discounted, free or prepaid access as well as monthly pricing plans that offer Juno Web for flat rates as low as $9.95. We intend to continue experimenting with a variety of pricing plans in the future to determine their impact on subscriber acquisition, conversion and retention rates.

    Between July 1998 and December 1999, we also offered a billable service called Juno Gold which provided enhanced e-mail functionality for a list price of $2.95 per month. As of December 1999, we incorporated Juno Gold's e-mail functionality into the free basic service and automatically upgraded all Juno Gold subscribers to Juno Web at no additional cost.

    JUNO EXPRESS

    Juno Express provides broadband Internet access at speeds up to 15 times faster than an ordinary dial-up Internet connection. Through the use of DSL technology provided in collaboration with Covad, one of the nation's largest wholesalers of DSL services, Juno Express offers consumers all the features of Juno Web plus the benefits of broadband, including the ability to run high-bandwidth multimedia applications that include video and audio content as well as the availability of a dedicated, continuous connection to the Internet.

    We may expand the service to employ technologies other than DSL and may also choose to directly provide some portions of the service that we currently outsource, if it appears economically or otherwise advantageous for us to do so. We will make these decisions as the broadband market develops and as consumer demand for various competing broadband offerings can be assessed.

    Juno Express is currently being tested in selected pilot markets. Initial pricing for the service will be determined over the course of the pilot test. Following completion of the test, we plan to expand the number of markets in which Juno Express is available.

OUR STRATEGY

    Our principal objective is to strengthen our position as a leading provider of consumer Internet-related services by capturing an increasing number of hours of customer contact, and by expanding our billable subscription service offerings, advertising sales, strategic marketing relationships, and electronic commerce activities. In particular, we plan to:

    RAPIDLY EXPAND OUR SUBSCRIBER BASE. Our services are targeted to meet the needs of consumers with little or no computer experience, who we believe are seeking access to the Internet in increasing numbers. We intend to make these consumers aware of our services and to rapidly expand our subscriber base through a significant expansion of our marketing activities. These activities may include television, radio, magazine, and newspaper advertising; direct mail and telemarketing campaigns; the distribution of our software along with personal computers and other technology products; paid Web advertising; the bartering of advertising on the Juno system for advertising on various Web sites and in other online and conventional media; various incentives for referrals by current subscribers; and the acquisition of other Internet access providers. In addition, we may consider various alternatives for international expansion.

    MIGRATE SUBSCRIBERS TO HIGHER LEVELS OF SERVICE. Our software is designed to allow users to easily move to higher levels of service when they are ready to use and pay for them through the point-and-click activation of additional features, and to do so without having to change e-mail addresses. We plan to continue marketing our premium services to our existing subscriber base through a variety of advertising messages and promotions delivered through the Juno ad system. Because internal marketing of this sort is generally less expensive for us on a per-subscriber basis than subscriber acquisition efforts conducted through direct mail or most other external advertising channels, we believe the upward migration of our free basic service subscribers should reduce average subscriber acquisition costs for our billable premium services. We may also offer additional services or service levels to meet the needs of our users, or may restructure or change the nature or pricing of our various service levels at some point in the future.

    LEVERAGE AND EXPAND OUR STRATEGIC MARKETING ALLIANCES AND ADVERTISING
SALES. We plan to maintain our focus on initiating new strategic marketing alliances and expanding the size and scope of our existing alliances. We believe there may be significant opportunities to expand the scope of our relationships with some of our existing alliance partners, which currently include Qwest, The Hartford and WingspanBank.com. In addition, we believe it may be possible to execute new category-exclusive strategic alliances with major firms in other industries. Finally, to the extent we are able to increase the size of our subscriber base, we believe this expansion could increase the value of our existing strategic marketing and advertising relationships and our ability to form similar relationships with other firms on favorable terms.

    ENHANCE OUR SERVICES TO PROVIDE AN INCREASINGLY PERSONALIZED, INTEGRATED AND ENGAGING INTERNET EXPERIENCE. In order to maintain and enhance our subscribers' level of satisfaction with our services, we intend to leverage our unique assets, such as the Member Profile data we collect, the Juno software our members use, and our current and future relationships with content and feature providers such as Lycos and News Corporation, to enable us to offer our members a compelling Internet experience.

    EMBRACE NEW TECHNOLOGIES WHILE MAINTAINING TECHNOLOGY INDEPENDENCE. We currently use several wholesalers of telecommunications services to connect our subscribers to Juno's central computers and to the Web. Although we may at some point consider investing in various forms of networking infrastructure, particularly in cases where a given type of access would otherwise be difficult or prohibitively costly to obtain, we currently expect to continue our extensive use of wholesale providers. We believe this strategy enables us to remain network-independent, and to switch providers or technologies as cost and performance improvements become available. As a result, we believe we can be flexible in responding to subscriber demand for higher-speed access and other types of improved service.

TECHNOLOGY AND INFRASTRUCTURE

    The operation of our services is supported by computer systems and related infrastructure that have successfully sustained high levels of usage and growth. Our servers routinely handle more than two million user connections per day. Our subscribers have not suffered the sorts of repeated, prolonged system-wide outages that have reportedly affected other online services. To enable our computer and telecommunications facilities to keep pace with the rapid growth of our subscriber base, we have made a concerted effort to design our systems architecture to be highly flexible, to grow quickly without sacrificing reliability, and to handle problems quickly when they arise.

    To use our services, subscribers initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as points of presence. We contract for the use of points of presence around the country from various telecommunications carriers, including MCI WorldCom, through its UUNET Technologies and MCI WorldCom Advanced Networks divisions; Level 3; Concentric; Splitrock Services; and Sprint. These telecommunications companies also carry data between the points of presence and our central computers, which are located in Cambridge, Massachusetts and Jersey City, New Jersey. We currently have lease commitments for the use of over 2,300 local telephone numbers associated with points of presence throughout the United States. Subscribers typically bear no expenses for communication beyond the cost, if any, of an ordinary local or regional phone call. We estimate that our current set of local access numbers covers the vast majority of the U.S. population. Our reliance on several independent providers of network capacity has allowed us to provide high quality service throughout the United States while negotiating progressively lower telecommunications rates from these competing providers.

    Juno Web subscribers have several hundred more local access numbers from which to choose than do users of our free basic service. Limiting the set of local access numbers available to our free basic service users is one mechanism by which we can reduce the cost of providing our free basic service and enhance the performance of our premium dial-up service. We believe we can also manage cost and performance by purchasing the telecommunications services described above from some of our vendors on a per-modem basis rather than a per-minute basis. The per-modem pricing model gives us greater control of our costs by enabling us to set the ratio of users to modems. We believe we can reduce our effective telecommunications rate and our monthly per user cost by increasing the number of users per modem. We believe we can maintain a higher user-to-modem ratio than our competitors while providing a competitive level of service quality due to our offline e-mail architecture, among other factors.

    For both our free and our premium services, the time each user spends connected to our central computers is minimized through the use of a patented architecture that allows subscribers to read and compose e-mail messages offline, connecting automatically to Juno's central computer facilities only for the relatively brief period necessary to download incoming mail or upload outgoing messages. Advertisements intended to be shown in the main Juno software are downloaded to a subscriber's computer along with the subscriber's incoming e-mail messages, and are displayed not only while the subscriber is actually connected to our central facilities, but throughout the significantly longer period during which he or she is reading and writing e-mail messages offline, using only his or her own computer. The relatively large ratio between average ad display time, an important revenue-related resource, and average connect time, an important expense item, is essential to the economics of our services. Because we believe that almost a quarter of all time spent online by subscribers to the leading Internet access service is attributable to their reading and writing e-mail messages while connected to the service's central computers, we believe that our offline e-mail architecture confers an economic advantage on our service relative to those of our competitors. Our subscribers currently spend significantly fewer hours connected each month than reported industry averages, and we believe our offline architecture is one of the reasons for this relative savings.

SUBSCRIBER ACQUISITION

    Since the launch of our free basic service in 1996, we have employed a number of acquisition channels to maximize total subscriber count, including:

    - ONLINE DISTRIBUTION. People with access to the Web may download the Juno software free of charge from our Web site. Thousands of people download the software every day.

    - DIRECT MAIL. We have conducted numerous direct mail campaigns employing a wide range of creative approaches, offers and mailing lists. Our direct mail activities have increased significantly since the completion of our initial public offering in May 1999.

    - PASS-ALONG DISTRIBUTION. We encourage our subscribers to pass the Juno software along to their friends and associates or to suggest that they call our toll-free number to order a CD-ROM containing our software. This practice has historically accounted for a significant percentage of our new subscribers. Starting in 1999, we began rewarding pass-along distribution by paying referral bounties ranging from $20 to $50 to any Juno member responsible for bringing us a new Juno Web subscriber who remained with the service for at least 90 days.

    - ORIGINAL EQUIPMENT MANUFACTURER BUNDLING. At various times since the launch of our basic service, the software necessary to use our service has been pre-loaded into a number of lines of personal computers and distributed with various other types of computer hardware. Most recently, we announced agreements to distribute the Juno software along with various lines of desktop printers manufactured by Hewlett-Packard, Lexmark and Samsung.

    Following the launch of our first premium services in July 1998, our marketing focused on the development of our billable subscriber base, both through encouraging upward migration from our free basic service to our premium services, and through the direct acquisition of billable subscribers through our external marketing activities.

                                     [LOGO]

    Our internal marketing activities continue to focus on persuading free basic service subscribers to migrate to our premium services. Users of the free basic service are exposed to a stream of marketing messages delivered through the Juno ad system that encourage them to upgrade. While we cannot predict the ultimate rate of conversion to our billable premium services, we believe that continuing increases in the sophistication of Internet users and in the demands they place on their Internet services may generate interest in the features provided by our premium services among new segments of our user base over time. In addition, when a subscriber to our basic service is ready to begin using a higher level of service, we believe that it will be easier and more natural to do so by clicking on a button displayed on the Juno screen that he or she is already using than by identifying and switching to an alternate access provider. When users of Juno's basic service develop an interest in using premium services, we believe we are also likely to benefit from individuals' reluctance to switch e-mail addresses, which may make them more likely to obtain premium services from us than from another Internet access provider. Please see "Item 7A.--Risk factors that may affect future results--Our business may suffer if we have difficulty acquiring subscribers to our services."

    Our external marketing activities now include promotions of both our free basic service and our billable premium services. The balance between free and billable services in our various marketing messages and channels is likely to change over time, depending on where testing suggests that our investment in subscriber acquisition is likely to yield the most favorable and efficient results. Our goal is to maximize the size and value of our audience, and we intend to significantly increase the resources we invest in subscriber acquisition to achieve this goal. Please see "Item 1.--Our Strategy."

ADVERTISING AND STRATEGIC ALLIANCES

    ADVERTISING SALES

    Advertising plays an important role in the business model for each of our service levels. Regardless of the level of service to which they subscribe, Juno users view advertisements on the portal site where they begin each Web session and within the main Juno software when they use e-mail. Subscribers to the free basic service also view advertisements within the separate advertising and navigation banner that appears at all times while these subscribers use the Web. Because of the patented advertising technology we have developed, we are able to display ads not only during the time a subscriber spends connected to the Internet but also while he or she is using Juno offline to read or write e-mail. We thus have a wide variety of advertising opportunities which we can offer marketers interested in communicating with our subscribers, ranging from simple one-time ad placements to broad sponsorships of categories of content, commerce and functionality on our portal site or on the Juno services in general.

    As of December 31, 1999, approximately 300 companies and organizations had advertised on Juno, including a number of the world's largest advertisers. To manage ad creation and campaign development, we maintain an in-house ad production and client service staff. We also employ an internal sales force to market our ad inventory, with the exception of the banner inventory on our portal site, which is currently marketed primarily by Lycos under a revenue-sharing arrangement. Please see "Item 1.--Our Services."

    TYPES OF ADVERTISING ON JUNO'S SERVICES

    As described above, we currently display advertising in three distinct locations within the Juno service:

    - ON THE PORTAL SITE, where most of the ads take the form of conventional Web banner ads, supplemented by various types of sponsorship links.

    - WITHIN THE MAIN JUNO SOFTWARE, where we display three types of advertising:

       - BANNER ADS, which are displayed in the upper right-hand corner of the main Juno screen while the subscriber is reading or composing e-mail messages. Banner ads are displayed on a timed rotation, with a new ad typically appearing every 20 or 30 seconds, and are interactive, offering viewers the opportunity to click on them and respond in a number of ways.

       - INTERSTITIAL ADS, which are displayed while a subscriber's modem is dialing into our central computers to send or receive e-mail or to connect to the Web, and are displayed for the duration of this telephone connection. Interstitial ads are approximately four times the size of a banner ad, and are displayed prominently at a time when the subscriber is not yet occupied with any online activity.

       - POP-UP ADS that interrupt a user's session, and with which the subscriber must interact at least briefly before continuing with his or her session. Pop-up ads are most commonly displayed at the start of a session, immediately after the subscriber types in his or her password, and may contain any of the features of banner ads.

    - WITHIN THE PERSISTENT ADVERTISING AND NAVIGATION BANNER displayed to our basic service subscribers while they are connected to the Web. In addition to interactive banner ads similar to those shown within the main Juno software, the advertising and navigation banner also contains buttons which, when clicked, bring a user to an advertiser's Web site or to a Web page featuring links to the sites of multiple advertisers.

    Advertising may be purchased on a price-per-impression, price-per-clickthrough or price-per-response basis, or according to special arrangements negotiated on a case-by-case basis. With the exception of banner ads sold and managed by Lycos or another third party sales force, each type of ad may be targeted to a narrowly specified subset of our subscriber base based on data provided by each subscriber in his or her Member Profile. While our privacy policies preclude the dissemination to advertisers or other third parties of any of the data contained in an individual's Member Profile without that individual's permission, aggregate statistical information about the Juno subscriber base is routinely provided to advertisers and can be used to target specific ads to all subscribers satisfying any specified combination of attributes.

    STRATEGIC MARKETING ALLIANCES

    We have formed a number of large-scale, strategic marketing alliances that provide for substantial guaranteed payments to Juno as advances against various forms of revenue-sharing:

    - QWEST COMMUNICATIONS. Our agreement with Qwest Communications calls for guaranteed payments to Juno as a non-refundable advance against a substantial percentage of all revenues derived, on an ongoing basis, from telephone customers recruited through the Juno service.

    - THE HARTFORD. Our agreement with The Hartford provides for reimbursement of our marketing expenses as well as substantial guaranteed payments as an advance against both bounties paid when a Juno member purchases an insurance policy and an ongoing percentage of premiums collected from that subscriber.

    - WINGSPANBANK.COM. Under our agreement with WingspanBank.com, we will receive payments each year--only the first year of which, however, is guaranteed--as a non-refundable advance against bounties paid for each new credit card, banking, or personal loan customer acquired through Juno. This is an agreement we originally entered into with WingspanBank.com's affiliate, FirstUSA.

    The agreements described above can typically be terminated on short notice by either party, provided, however, that in some cases, the party terminating the agreement is required to make specified payments to the other party.

    SELECTED ADVERTISING CUSTOMERS AND STRATEGIC MARKETING PARTNERS

    As of December 31, 1999, approximately 300 advertisers and strategic marketing partners had advertised on Juno, including those listed below.

Ameritrade

AT&T Wireless Services

Bank of America

Bose Radio

Cendant Corp.

 .Comfax

Comtrad Industries

Crutchfield

Defenders of the Wildlife

DeLorme

Dragon Systems

eBay

Environmental Defense Fund

First USA

Grolier

The Hartford

Hewlett-Packard

Hoechst Marion Roussel

IBM

Intel

Intensor Gaming Chair

Intuit

Jenny Craig

Lexmark

Loews Cineplex

Market Facts

Microsoft

National Education Association

Office of National Drug Control Policy

Official Airline Guides

Okidata

Petsmart.com

Platinum Capital Group

Priceline

Prudential

Qwest

Roxy.com

Sidewalk.com

The Signature Group

SmarterKids.com

Symantec

TWEC

US Navy

WebMD

X10

Yesmail

    In a relatively small number of instances, we have provided advertising credit to other companies in return for distribution of the Juno software, or have exchanged advertising space with companies on a barter basis.

COMPETITION

    The market for Internet services is extremely competitive and includes a number of substantial participants, including America Online, Microsoft and AT&T. The markets for Internet-based advertising and electronic commerce are also very competitive. Our ability to compete depends upon many factors, many of which are outside of our control. We believe that the primary competitive factors determining success in these markets include effective marketing to promote brand awareness, a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services and industry and general economic trends. We expect competition to continue to increase because the markets in which we operate face few substantial barriers to entry. Competition may also intensify as a result of industry consolidation and the ability of some of our competitors to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to the development, promotion and distribution and sale of products and services. Additionally, our competitors may be able to charge less for premium Internet services than we do for our billable premium services, or offer services for free that we currently provide only for a fee, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable premium services. We may choose to lower or eliminate the fees we currently charge for our billable premium services, or enhance the features available to users of our free basic service, in order to remain competitive with other industry participants. If we do so, our business and financial results may suffer.

    In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

    - Established online service providers such as America Online, CompuServe, and The Microsoft Network;

    - Independent national Internet service providers such as EarthLink, MindSpring, and Prodigy, including a number of companies, such as AltaVista and NetZero, that offer Web access for free;

    - Numerous independent regional and local Internet service providers that may offer lower prices than a national Internet service provider;

    - Various national and local telephone companies such as AT&T, MCI WorldCom and Pacific Bell;

    - Companies providing Internet access through "set-top boxes" connected to a user's television, such as WebTV, or through a "cable modem" connected to a user's personal computer, such as Excite@Home; and

    - Companies providing Internet access services using other broadband technologies, including DSL technology, such as the Regional Bell Operating Companies and various partners of Covad, Rhythms, and NorthPoint.

    In addition, Microsoft and Netscape, publishers of the Web browsers utilized by most Internet users, including Juno subscribers, each own or are owned by online or Internet service providers that compete with Juno.

    In addition to competition from the types of companies listed above, we also face the risk that subscribers to our premium billable services will migrate to our free basic service, which would result in a decrease in our subscription revenues.

    We do not currently compete internationally. If the ability to provide Internet services internationally becomes a competitive advantage in our markets and we do not begin to provide services internationally, we will be at a competitive disadvantage.

    With respect to the generation of advertising revenue, we compete with many of the market participants listed above as well as with various advertising-supported Web sites, including portal sites such as Yahoo! and Excite, content sites such as CNET and CNN.com, and interactive advertising networks and agencies such as DoubleClick and 24/7 Media. We also compete with traditional media such as print and television for a share of advertisers' total advertising budgets. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive us to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our services. We engage in electronic commerce activities by selling or facilitating the sale of products and services directly to our subscribers. In doing so, we compete with other Internet-based merchants as well as with stores and other companies that do not distribute their products through the Internet. Many of these competitors are larger than we are, enjoy greater economies of scale than are available to us, have substantially greater resources than we have, and may be able to offer more products or more attractive prices than we can.

    Our competition is likely to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Other Internet service providers are likely to begin offering free Internet access. Since our announcement of free Internet access in December 1999, at least one competitor has announced the introduction of a service similar to ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. We have formed several such relationships, and have not found them effective as a means of attracting new subscribers to our services. There can be no assurance that any of the relationships we have formed will be successful as a means of attracting new subscribers, that they will be economically favorable, or that the terms of these relationships, or any strategic alliances we complete in the future, will turn out to be as favorable as those achieved by our competitors or favorable at all. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Competition could require us to increase our spending for sales and marketing as well as for subscriber acquisition in order to maintain our position in the marketplace, and could also result in increased subscriber attrition. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

GOVERNMENT REGULATION

    Providers of Internet access and e-mail services are not subject to direct regulation by the Federal Communications Commission, but changes in the regulatory environment relating to the telecommunications and media industries could have an effect on our business. For example, several telecommunications carriers are seeking to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers, and recent events suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services.

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

    We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

    - user privacy;

    - pricing;

    - intellectual property;

    - federal, state and local taxation;

    - distribution; and

    - characteristics and quality of products and services.

    Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Additionally, because we rely on the collection and use of personal data from our subscribers for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The Federal Trade Commission has begun investigations into the privacy practices of companies that collect information about individuals on the Internet. In addition, the FTC is conducting an ongoing investigation into the marketing practices of Internet-related companies, including Juno. As part of the FTC's activities, we have been requested to provide, and have provided, marketing-related and customer service-related information to the FTC. Depending on the outcome of the FTC inquiry, we could be required to modify our marketing or customer service practices in a way that could negatively affect our business.

    It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, while we do not currently operate outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on our business, especially if we should expand internationally.

    The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer. For additional information, see
"Item 7A--Risk Factors that may affect future results--Changes in government regulation could decrease our revenues and increase our costs."

INTELLECTUAL PROPERTY

    We have been granted three U.S. patents for technology related to the offline display of advertisements and the authentication and dynamic scheduling of advertisements and other messages to be delivered to computer users. We have filed a number of other U.S. patent applications relating to additional techniques for the operation of online services and the provision of advertising messages. We cannot assure you, however, that any of these applications will result in the issuance of patents, that any patents that have been issued or that might be issued in the future will provide us with any competitive advantages or will be exploited profitably by us, or that any any of these patents will withstand any challenges by third parties. Furthermore, we cannot assure you that we will be able to obtain license rights to patents held by third parties that may be essential to the successful implementation or operation of our services, or that patents held or obtained by third parties will not otherwise harm our business or financial results.

    Except as described above, we rely solely upon copyright and trademark law, trade secret protection and confidentiality agreements with our employees and with some third parties to protect proprietary technology, processes, and other intellectual property to the extent that protection is sought or secured at all. We cannot assure you that any steps we might take will be adequate to protect against misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar technology, processes, or other intellectual property. Furthermore, we cannot assure you that third parties will not assert claims against us for infringement of their intellectual property rights.

EMPLOYEES

    As of December 31, 1999, we employed 263 people, of whom 132 were in operations, sales and marketing, and customer support; 84 were in engineering, product development and network operations; and 47 were in finance, legal and administration. Our employees are not covered by any collective-bargaining arrangements, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our principal executive office is located in New York, New York, where we lease approximately 26,400 square feet. In addition, we lease additional office space in New York City and also lease offices in San Francisco, California, Cambridge, Massachusetts, Washington, D.C. and Hyderabad, India. We believe that we will need to obtain additional space to accommodate our growing operations and that we will be able to obtain such additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in disputes and litigation in the ordinary course of business, including two currently pending lawsuits in which former employees of Juno have asserted claims of sexual harassment and, in one case, wrongful termination, against us. We believe that these lawsuits are without merit, and we intend to defend them vigorously. We do not believe that the outcome of either of these lawsuits will have a material adverse effect on our business, operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         MARKET PRICE FOR COMMON STOCK

    Our common stock has been quoted on the Nasdaq National Market under the symbol JWEB since our initial public offering on May 26, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                                HIGH       LOW
                                                                ----       ---
FISCAL YEAR ENDED DECEMBER 31, 1999
    Second Quarter (from May 26, 1999)......................  $29.3750   $ 8.8750
    Third Quarter...........................................  $27.7500   $12.0625
    Fourth Quarter..........................................  $87.0000   $14.0000
FISCAL YEAR ENDED DECEMBER 31, 2000
    First Quarter (through February 14, 2000)...............  $48.6250   $24.0000

    On February 14, 2000, the last reported sales price of the common stock on the Nasdaq National Market was $25.50 per share. As of February 14, 2000, there were 455 holders of record of our common stock.

                                DIVIDEND POLICY

    We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from the consolidated financial statements of Juno which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere herein. The consolidated statement of operations data for the period from our inception on June 30, 1995 through December 31, 1995 and for the year ended December 31, 1996, and the consolidated balance sheet data at December 31, 1995, 1996 and 1997, are derived from the audited consolidated financial statements of Juno not included elsewhere herein.

    Net loss per share for the year ended December 31, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger. The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Class A limited partnership units as shares of common stock for all periods presented and the conversion of Series B redeemable convertible preferred stock for the period following the March 1999 statutory merger. See the consolidated financial statements and the notes to these statements appearing elsewhere herein for the determination of the number of shares used in computing historical and pro forma basic and diluted loss per share.

                                                                                                              PERIOD FROM
                                                                                                               INCEPTION
                                                                        YEAR ENDED DECEMBER 31,             (JUNE 30, 1995)
                                                               ------------------------------------------     TO DECEMBER
                                                                 1999        1998       1997       1996        31, 1995
                                                               ---------   --------   --------   --------   ---------------
                                                                                        (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Billable services.................................         $ 34,545    $ 6,645    $ 1,371    $     6       $     --
    Advertising and transaction fees..................           12,662      6,454      1,875        127             --
    Direct product sales..............................            4,794      8,595      5,845          3             --
                                                               --------    --------   --------   --------      --------
      Total revenues..................................           52,001     21,694      9,091        136             --
                                                               --------    --------   --------   --------      --------
  Cost of revenues:
    Billable services.................................           24,950      5,606      1,053         --             --
    Advertising and transaction fees..................            4,675      3,725      1,659        278             --
    Direct product sales..............................            4,176      7,627      5,796          3             --
                                                               --------    --------   --------   --------      --------
      Total cost of revenues..........................           33,801     16,958      8,508        281             --
                                                               --------    --------   --------   --------      --------
  Operating expenses:
    Operations, free service..........................            6,698      9,383     11,075      5,803             --
    Subscriber acquisition............................           47,651      5,334      3,140      6,993            592
    Sales and marketing...............................           11,556     11,584     12,593      4,276            389
    Product development...............................            7,232      7,345      4,860      3,741          2,577
    General and administrative........................            4,615      2,760      2,897      2,172            275
                                                               --------    --------   --------   --------      --------
      Total operating expenses........................           77,752     36,406     34,565     22,985          3,833
                                                               --------    --------   --------   --------      --------
      Loss from operations............................          (59,552)   (31,670)   (33,982)   (23,130)        (3,833)
  Interest income, net................................            3,718         44        243        128             --
                                                               --------    --------   --------   --------      --------
      Net loss........................................         $(55,834)   $(31,626)  $(33,739)  $(23,002)     $ (3,833)
                                                               ========    ========   ========   ========      ========

                                                     YEAR ENDED
                                                 DECEMBER 31, 1999
                                      ----------------------------------------                                      PERIOD FROM
                                       TWO MONTHS      TEN MONTHS                                                    INCEPTION
                                          ENDED           ENDED                     YEAR ENDED DECEMBER 31,       (JUNE 30, 1995)
                                      FEBRUARY 28,    DECEMBER 31,               ------------------------------     TO DECEMBER
                                          1999            1999         TOTAL       1998       1997       1996        31, 1995
                                      -------------   -------------   --------   --------   --------   --------   ---------------
                                                  (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND SHARE DATA)
EARNINGS PER SHARE CALCULATION:
  Net loss attributable to common
    stockholders....................     $(4,350)       $(51,484)     $(55,834)  $(31,626)  $(33,739)  $(23,002)      $(3,833)
                                         =======        ========      ========   ========   ========   ========       =======
  Basic and diluted net loss per
    Class A limited partnership
    unit............................     $ (0.25)                                $  (1.85)  $  (3.21)  $  (7.01)      $ (7.39)
                                         =======                                 ========   ========   ========       =======
  Basic and diluted net loss per
    share...........................                    $  (2.07)
                                                        ========
  Weighted average number of:
    Class A limited partnership
      units.........................      17,684                                   17,091     10,500      3,281           519
                                         =======                                 ========   ========   ========       =======
    Shares of common stock..........                      24,877
                                                        ========
  Pro forma basic and diluted net
    loss per share..................                                  $  (1.84)  $  (1.85)
                                                                      ========   ========
  Weighted average shares
    outstanding used in pro forma
    basic and diluted per share
    calculation.....................                                    30,339     17,091
                                                                      ========   ========

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $ 91,497   $  8,152   $13,770    $   598      $--
  Working capital (deficiency)..............................    67,571     (8,343)    6,927     (2,004)      92
  Total assets..............................................   119,088     14,703    20,133      4,774       92
  Total indebtedness, including current maturities..........     2,878     10,188       795         --       --
  Partners' capital (deficiency)............................        --    (12,588)   10,504     (2,004)      92
  Total stockholders' equity................................    71,648         --        --         --       --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUNO SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUNO'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SUCH AS THOSE SET FORTH UNDER "ITEM 7A.--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN.

OVERVIEW

    Juno Online Services, Inc. is a leading provider of Internet-related services to millions of computer users throughout the United States. We provide several levels of service, ranging from basic dial-up Internet access--which is provided to the end user for free--to high-speed broadband Internet access, which is currently being tested in selected markets. Our revenues are derived primarily from the fees we charge for the use of our premium services, from the sale of advertising, and from various types of electronic commerce.

    We launched our basic service in April 1996. Initially, this service provided only basic dial-up e-mail services. In July 1998, we introduced our first premium services, which offered features ranging from enhanced e-mail services to full access to the World Wide Web, and for which we charged subscription fees. In December 1999, we announced a major expansion of our services:

    - Our BASIC SERVICE now provides full Internet access for free in addition to e-mail.

    - JUNO WEB provides competitively priced premium Internet access, supplementing the features of the basic service with free live technical support and customer service, priority access to Juno's network, several hundred additional local access numbers, and the elimination of a prominent advertising and navigation banner that is displayed to our basic service users at all times while they are connected to the Web.

    - JUNO EXPRESS is a broadband service that provides all the features of Juno Web at speeds up to 15 times faster than an ordinary dial-up Internet connection. We are now conducting a pilot test of Juno Express in selected markets and plan to expand into additional markets over the coming year.

In December 1999, in connection with the expansion of our free basic service, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

    The historical results of operations presented below do not reflect the expansion of our services described above. This service expansion is expected to result in increased operating expenses. The provision of full Internet access for free is expected to significantly increase the costs associated with providing our basic service. These costs are reflected in the Operations, Free Service line of our statement of operations. In addition, we anticipate significantly increasing subscriber acquisition expenses in order to fund subscriber growth in an attempt to gain market share. We believe that the expansion of our free basic service, which includes the introduction of a persistent advertising and navigation banner displayed at all times while a user is connected to the Web, will generate a substantial amount of additional advertising inventory, representing a significant revenue opportunity. Our long term strategy contemplates that we will be able to generate additional revenues from this banner sufficient to cover the increased costs associated with our service expansion and accelerated subscriber acquisition efforts. In the near term, however, we expect that increases in revenues will be less than increases in operating expenses.

    We classify our revenues as follows:

    (1) Billable services revenues, consisting of:

       (a) subscription fees that we receive from subscribers to our premium services;

       (b) technical support fees received when subscribers to our free basic service and subscribers automatically upgraded from Juno Gold to Juno Web in December 1999 call a 900 number for live assistance from a support technician; and

       (c) charges for shipping and handling associated with mailing disks upon request to prospective Juno subscribers, consulting revenues, and fees for other billable services.

    (2) Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, our subscribers. These advertisements are displayed on Juno's portal site, on the persistent advertising and navigation banner displayed while users of our free basic service are connected to the Web, and within the main Juno software while a Juno subscriber reads or writes e-mail.

    (3) Direct product sales, consisting of revenues generated from the sale of products directly by us to our subscribers and the associated shipping and handling fees.

    The introduction of our billable premium services significantly affected the composition of our revenues. We launched our premium services on July 22, 1998, and as of December 31, 1999, we had approximately 550,000 premium service subscribers. Since the launch of our billable premium services, billable services revenues have increased, both in absolute terms and as a percentage of our revenues.

    We currently offer our billable premium services under a number of pricing plans. The list price for Juno Web is a flat rate of $19.95 per month, but over the past eighteen months we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as discounted flat-rate plans as low as $9.95 per month. Juno Gold was offered for a list price of $2.95 per month, billed annually in advance. Pricing for Juno Express will be determined over the course of the pilot test. Subscription revenues for our billable premium services accounted for approximately 94.1% of billable services revenues during 1999.

    Our strategy contemplates considerable growth in the number of subscribers to both our free basic service and our billable premium services. We intend to devote significant resources to advertising and brand marketing designed to acquire new subscribers directly into each of our service levels and to encourage migration of our free basic service subscribers to our premium services. In addition to direct marketing and advertising initiatives, we continually experiment with a wide range of product offerings, promotional and pricing plans, and features of our service as part of our overall subscriber acquisition and retention strategy. We expect that our ongoing experiments with discounted pricing will increase cost of revenues for billable services as a percentage of billable service revenues in the near term, and especially in the first calendar quarter, which tends to be a favorable time for direct marketing. We further expect growth in the subscriber base for Juno Web and Juno Express to result in substantial growth in subscription fees. Our strategy contemplates that revenues for billable premium services are likely to be the single largest source of revenues for Juno in the immediate future.

    We face intense competition to acquire billable service subscribers. Our competitors for such subscribers include companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into or renew agreements with distribution partners, necessitating price reductions for our billable services, or necessitating increased spending in areas such as marketing, telecommunications, and product development.

    We are subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers typically incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and experience relatively lighter usage and relatively fewer account registrations during the summer. We believe subscriber acquisition also tends to be most effective during the first and last calendar quarters of each year, and we may take these types of seasonal effects into consideration in scheduling our marketing activities. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The failure to retain subscribers to our billable premium services, or an increase in the rate of cancellations of those services, would cause our business and financial results to suffer.

    Additionally, our strategy contemplates increases in revenues from advertising and transaction fees. We expect that strategic marketing alliances will account for an increasing portion of such revenues. This is due in part to our expectation that we may secure additional strategic marketing alliances, as well as to our expectation that we may earn incremental performance-based revenues beyond the minimum guaranteed revenues associated with some of these arrangements. We expect that revenues from direct product sales will be significantly reduced due to our strategic decision to focus increasingly on higher margin activities. Our competitors for revenues from advertising and electronic commerce include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including necessitating advertising rate reductions and limiting our ability to enter into or renew advertising agreements.

    Our principal expenses consist of marketing, telecommunications, customer service, and personnel and related costs. We have elected to obtain telecommunications services and customer service, as well as merchandising fulfillment for our direct product sales activities, principally from third-party providers.

    We have incurred net losses of $148.0 million from our inception on June 30, 1995 through December 31, 1999. In addition, we have recorded cumulative unearned compensation of $1.2 million, which represents the difference between the exercise price and the deemed fair market value at the date of grant for shares of common stock issuable upon the exercise of stock options. Of the total unearned compensation amount, $34,000 was amortized for the year ended December 31, 1998 and $416,000 was amortized for the year ended December 31, 1999. The remaining unearned compensation amount is expected to be amortized over the remaining vesting periods of the related options.

    We have relied on sales of equity securities, totaling $299.8 million, and borrowings to fund our operations. Included in this amount are $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering. We expect net losses to continue for the foreseeable future as we continue to incur significant expenses while pursuing our business strategy.

    Prior to March 1, 1999, we operated our business primarily through a limited partnership, Juno Online Services, L.P. On that date, we completed a statutory merger of Juno Online Services, L.P. into Juno Online Services, Inc., which had been a wholly owned subsidiary of Juno Online Services, L.P. Juno Online Services, Inc. is the surviving entity after completion of the statutory merger. The consolidated financial statements included herein consist of the accounts of both Juno Online Services, L.P. and Juno Online Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Since we operated as a limited partnership prior to March 1, 1999, taxable losses incurred through that date have been allocated to the partners for reporting on their respective income tax returns. Accordingly, as of that date, we had no available net operating loss carryforwards available for federal and state income tax purposes to offset future taxable income, if any.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES

    Total revenues increased $30.3 million, to $52.0 million for the year ended December 31, 1999 from $21.7 million for the year ended December 31, 1998, an increase of 140%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

    BILLABLE SERVICES. Billable services revenues increased $27.9 million, to $34.5 million for the year ended December 31, 1999 from $6.6 million for the year ended December 31, 1998, an increase of 420%. This increase was due primarily to the additional number of subscribers to our billable premium services in the year ended December 31, 1999, as compared with the much smaller number in the year ended December 31, 1998. Our billable premium services were introduced in July 1998. Revenues associated with these services contributed $32.5 million of revenues in the year ended December 31, 1999 compared to $3.6 million in the year ended December 31, 1998, representing an increase of 797%.

    ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $6.2 million, to $12.7 million for the year ended December 31, 1999 from $6.5 million for the year ended December 31, 1998, an increase of 96.2%. This increase was due primarily to larger average deal sizes associated with the shift in our emphasis towards strategic marketing alliances, partially offset by declines in the number of and the aggregate revenue generated from shorter term ad sales contracts. Barter transactions accounted for approximately 6.2% of total advertising and transaction fees for the year ended December 31, 1999 versus 1.9% for the year ended December 31, 1998.

    DIRECT PRODUCT SALES. Direct product sales decreased $3.8 million, to $4.8 million for the year ended December 31, 1999 from $8.6 million for the year ended December 31, 1998, a decrease of 44.2%. This decline reflects our strategic decision in 1998 to narrow the range of our direct product sales activities and of the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales.

    COST OF REVENUES

    Total cost of revenues increased $16.8 million, to $33.8 million for the year ended December 31, 1999 from $17.0 million for the year ended December 31, 1998, an increase of 99.3%. This increase was due primarily to increases in costs associated with higher revenues from billable services and advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales revenues.

    BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, cost of revenues related to billable services includes the costs of mailing disks upon request to prospective Juno subscribers, and the personnel and related overhead costs associated with our performance of a short-term consulting engagement.

    Cost of revenues related to billable services increased approximately
$19.3 million, to $25.0 million for the year ended December 31, 1999 from $5.6 million for the year ended December 31, 1998, an increase of 345%. This increase was due primarily to the costs of providing our billable premium services to a substantially larger number of subscribers in the year ended December 31, 1999, as compared with the year ended December 31, 1998. Costs related to the provision of these billable premium services, principally customer service, technical support and telecommunications expenses, accounted for 80.0% of the total costs of revenues related to billable services during the year ended December 31, 1999 and accounted for the majority of the increase. Cost of billable services revenues as a percentage of billable services revenues improved to 72.2% for the year ended December 31, 1999 from 84.4% for the year ended December 31, 1998. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates.

    ADVERTISING AND TRANSACTION FEES. Cost of revenues for advertising and transaction fees consists primarily of the transmission costs associated with downloading advertisements to the hard drives of subscribers' computers for later display, the personnel and related costs associated with the creation and distribution of these advertisements, and the costs associated with reporting the results of ad campaigns to advertisers.

    Cost of revenues for advertising and transaction fees increased
$1.0 million, to $4.7 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998, an increase of 25.5%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 36.9% for the year ended December 31, 1999 from 57.7% for the year ended December 31, 1998. This improvement is due primarily to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread production costs, and improvements in our production and distribution methods.

    DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

    The cost of revenues for direct product sales decreased approximately
$3.5 million, to $4.2 million for the year ended December 31, 1999 from $7.6 million for the year ended December 31, 1998, a decrease of 45.2%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues improved to 87.1% for the year ended December 31, 1999 from 88.7% for the year ended December 31, 1998. This improvement was due primarily to efficiencies associated with outsourcing various functions rather than performing them internally, partially offset by a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise, and additional promotional pricing in response to increasing competition for computer hardware.

    OPERATING EXPENSES

    OPERATIONS, FREE SERVICE. Operations, free service consists of the costs associated with providing our free basic service, comprised principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

    Expenses associated with operations, free service decreased $2.7 million, to $6.7 million for the year ended December 31, 1999 from $9.4 million for the year ended December 31, 1998, a decrease of 28.6%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base. The historical results were not materially impacted by the expansion of our basic service to provide full Internet access for free, since this expansion occurred on December 20, 1999. We expect that this expansion of our free service will significantly increase our operations, free service expenses.

    SUBSCRIBER ACQUISITION. Subscriber acquisition costs include all costs incurred to acquire subscribers to either our free basic service or one of our billable premium services. These costs include direct mail campaigns, advertising through conventional and computer-based media, telemarketing, producing advertisements to be displayed over the Juno services and transmitting them to our subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

    Subscriber acquisition costs increased approximately $42.3 million, to $47.7 million for the year ended December 31, 1999 from $5.3 million for the year ended December 31, 1998. This increase is due primarily to costs related to our 1999 external marketing campaign which launched in the second quarter of 1999, including direct mail programs, television and radio commercials, outdoor advertising and various other advertising expenditures. This increase is also due to inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities and to ad production and transmission costs associated with soliciting basic e-mail subscribers to upgrade to our billable subscription services. As a percentage of revenues, subscriber acquisition costs increased to 91.6% in the year ended December 31, 1999 from 24.6% in the year ended December 31, 1998. This percentage increase was primarily due to increased costs related to our 1999 external marketing campaign. In connection with the expansion of our free service described above, we anticipate significantly increasing subscriber acquisition expenses in order to fund subscriber growth in an attempt to gain market share.

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

    Sales and marketing costs were $11.6 million for the years ended
December 31, 1999 and 1998. Sales and marketing expenses for the year ended December 31, 1999 include increased trade advertising costs as compared to the year ended December 31, 1998. This increase was partially offset by cost reductions associated with our decision to scale back various direct product sales activities. Sales and marketing costs for the year ended
December 31, 1998 include one-time costs associated with this decision, as well as expenses related to the closing of our regional advertising sales offices. As a percentage of revenues, sales and marketing costs improved to 22.2% in the year ended December 31, 1999 from 53.4% in the year ended December 31, 1998. This improvement was primarily due to an increase in revenues for the year ended December 31, 1999.

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

    Product development costs decreased $0.1 million, to $7.2 million for the year ended December 31, 1999 from $7.3 million for the year ended December 31, 1998, a decrease of 1.5%. This decrease is primarily due to lower costs associated with operating our India-based research and development efforts as a majority-owned subsidiary, rather than obtaining these services on a contract basis, partially offset by additional personnel and related costs in both our domestic and India offices. Product development costs in the year ended
December 31, 1999 and 1998 related primarily to the continued development of our billable premium services and of various pieces of software. To date, we have not capitalized any expenses related to any software development activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

    General and administrative costs increased approximately $1.9 million, to $4.6 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998, an increase of 67.2%. This increase is primarily due to increased insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs decreased to 8.9% for the year ended December 31, 1999 from 12.7% for the year ended December 31, 1998. This decrease was primarily due to the increase in revenue for the year ended December 31, 1999 compared to the year ended December 31, 1998. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

    INTEREST INCOME, NET.  Interest income, net increased approximately
$3.7 million, to $3.7 million for the year ended December 31, 1999 from $44,000 for the year ended December 31, 1998. This increase is primarily due to interest income earned on higher average cash balances in the year ended December 31, 1999 resulting from our initial public offering in May 1999 and from the issuance of redeemable convertible preferred stock in March 1999, partially offset by higher interest payments for borrowings.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES

    Total revenues increased $12.6 million, from $9.1 million for the year ended December 31, 1997 to $21.7 million for the year ended December 31, 1998, an increase of 139%. This increase was due primarily to increases in billable services and in advertising and transaction fees.

    BILLABLE SERVICES. Billable services revenues increased approximately $5.3 million, from $1.4 million for the year ended December 31, 1997 to $6.6 million for the year ended December 31, 1998, an increase of 385%. This increase was due primarily to the introduction of our billable subscription services, which contributed $3.6 million in subscription fees in 1998; a short-term development consulting contract which contributed $1.0 million; and technical support fees associated with the growth of the subscriber base of Juno's free basic e-mail service and of Juno Gold. At December 31, 1998, there were approximately 144,000 billable services subscribers, with approximately 53,000 subscribing to Juno Gold and approximately 91,000 subscribing to Juno Web.

    ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $4.6 million, from $1.9 million for the year ended December 31, 1997 to $6.5 million for the year ended December 31, 1998, an increase of 244%. This increase was due primarily to additional advertisers and advertisements delivered, and the impact of additional strategic marketing alliances.

    From time to time, we engage in barter transactions in which we exchange advertising with other Internet or traditional media companies, provide advertising in exchange for software distribution services or other forms of marketing assistance, or participate in other reciprocal service arrangements. Barter transactions accounted for 0.3% of total advertising and transaction fees for the year ended December 31, 1997, and 1.9% for the year ended December 31, 1998.

    DIRECT PRODUCT SALES. Direct product sales increased $2.8 million, from $5.8 million for the year ended December 31, 1997 to $8.6 million for the year ended December 31, 1998, an increase of 47.0%. However, revenues from direct product sales decreased $1.0 million, from $5.0 million for the six months ended December 31, 1997 to $4.0 million for the six months ended December 31, 1998, a decrease of 20.1%. This decline reflects our strategic decision during the first quarter of 1998 to narrow the range of our direct product sales activities and of the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct products sales.

    COST OF REVENUES

    Total cost of revenues increased $8.5 million, from $8.5 million for the year ended December 31, 1997 to $17.0 million, an increase of approximately 99.3%. This increase was due primarily to increases in costs associated with billable services and with advertising and transaction fees.

    BILLABLE SERVICES. Cost of revenues related to billable services increased approximately $4.6 million, from $1.1 million for the year ended December 31, 1997 to $5.6 million for the year ended December 31, 1998, an increase of 433%. This increase is primarily due to the costs of providing our billable subscription services. Costs related to the provision of these billable subscription services, principally customer service, technical support and telecommunications expenses, accounted for 58.0% of the total costs of revenues related to all billable services during 1998 and accounted for a majority of the increase. Cost of revenues related to billable services as a percentage of total billable services revenues increased from 76.8% for the year ended December 31, 1997 to 84.4% for the year ended December 31, 1998. This increase is principally related to the introduction of billable subscription services, the relatively high percentage of subscribers to these services who are in their initial months, and the higher costs incurred in the early stages of a subscriber's life cycle. We believe that customer service and technical support costs are substantially higher in the initial months following signup than during later months. We also incur significant startup costs associated with training customer service and technical support representatives and with developing processes necessary to support the subscriber base and its anticipated future growth. We expect that, other things being equal, these costs will be highest as a percentage of the related revenues during periods of rapid percentage growth in the subscriber base of our billable subscription services.

    ADVERTISING AND TRANSACTION FEES. Cost of revenues for advertising and transaction fees increased approximately $2.1 million, from $1.7 million for the year ended December 31, 1997 to $3.7 million for the year ended December 31, 1998, an increase of 125%. This increase was principally due to additional advertisers and advertisements delivered and the impact of additional strategic marketing alliances. The cost of revenues for advertising and transaction fees as a percentage of advertising and transaction fees revenue decreased from 88.5% for the year ended December 31, 1997 to 57.7% for the year ended December 31, 1998. This decrease is primarily due to economies of scale associated with higher volumes of ad production, decreased telecommunications rates, faster average connection speeds, and improvements in our production and distribution methods.

    DIRECT PRODUCT SALES. The cost of revenues for direct product sales increased $1.8 million, from $5.8 million for the year ended December 31, 1997 to $7.6 million for the year ended December 31, 1998, an increase of 31.6%. This increase corresponds to the increase in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenue decreased from 99.2% for the year ended December 31, 1997 to 88.7% for the year ended December 31, 1998. This decrease was primarily due to efficiencies associated with outsourcing various functions rather than performing them internally.

    OPERATING EXPENSES

    OPERATIONS, FREE SERVICE. Expenses associated with operations, free service decreased $1.7 million, from $11.1 million for the year ended December 31, 1997 to $9.4 million for the year ended December 31, 1998, a decrease of 15.3%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base. These cost savings were partially offset by an increase in the number of subscribers connecting in a given month. During the month ended December 31, 1997, 1,986,000 subscriber accounts connected and during the month ended December 31, 1998, 2,434,000 subscriber accounts connected.

    SUBSCRIBER ACQUISITION.  Subscriber acquisition costs increased
$2.2 million, from $3.1 million for the year ended December 31, 1997 to $5.3 million for the year ended December 31, 1998, an increase of 69.9%. This increase is primarily due to direct mail and advertising costs incurred to acquire subscribers to our free basic e-mail service in the first half of 1998, ad production and transmission costs associated with soliciting basic e-mail subscribers to upgrade to our billable subscription services starting in July 1998, and costs incurred during the second half of 1998 to prepare for the large-scale marketing activities planned for 1999. The increase in these costs was partially offset by a decrease in expenses related to referral bounties as various agreements that called for bounty payments expired or were terminated. As a percentage of revenues, subscriber acquisition costs decreased from 34.5% in 1997 to 24.6% in 1998. This percentage decrease was primarily due to the relatively larger 1998 revenues. We expect that subscriber acquisition costs will increase significantly both in absolute dollar terms and as a percentage of total revenue in the future.

    SALES AND MARKETING. Sales and marketing costs decreased $1.0 million, from $12.6 million for the year ended December 31, 1997 to $11.6 million for the year ended December 31, 1998, a decrease of 8.0%. This decrease is primarily due to reductions in the level of trade advertising we undertook in 1998 as well as to cost savings associated with our decisions to close our regional ad sales offices and to narrow the range of our direct product sales activities. We reduced the headcount assigned to our direct product sales activities, as well as inventory risk, primarily by outsourcing substantially all of the procurement, warehousing, fulfillment, billing and customer service aspects of this initiative. In each of the first and second quarters of 1998, sales and marketing expenses include charges of approximately $300,000 relating to inventory write-offs, severance pay, and lease termination costs. As a percentage of revenues, sales and marketing costs decreased from 139% in 1997 to 53.4% in 1998. This percentage decrease was primarily due to our relatively larger 1998 revenues.

    PRODUCT DEVELOPMENT. Product development costs increased approximately $2.5 million, from $4.9 million for the year ended December 31, 1997 to $7.3 million for the year ended December 31, 1998, an increase of 51.1%. This increase is primarily due to the costs associated with establishing development operations in Hyderabad, India, a project we initiated in the fourth quarter of 1997. Product development costs in 1998 related primarily to the continued development of our billable subscription services and of various pieces of software. To date, we have not capitalized expenses related to any software development activities.

    GENERAL AND ADMINISTRATIVE. General and administrative costs decreased
$0.1 million, from $2.9 million for the year ended December 31, 1997 to $2.8 million for the year ended December 31, 1998, a decrease of 4.7%. This decrease is primarily due to reduced personnel and related overhead costs, lower professional fees, and cost containment programs. As a percentage of revenues, general and administrative costs decreased from 31.9% for the year ended December 31, 1997 to 12.7% for the year ended December 31, 1998. This decrease was primarily due to the increase in revenues for the year ended December 31, 1998. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

    INTEREST INCOME, NET. Interest income, net decreased $199,000, from $243,000 for the year ended December 31, 1997 to $44,000 for the year ended December 31, 1998, a decrease of 81.9%. This decrease is primarily due to interest payments for borrowings and increased capital lease obligations, partially offset by interest income earned on higher average cash balances during 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUES

    Total revenues increased $9.0 million, from $0.1 million for the year ended December 31, 1996 to $9.1 million for the year ended December 31, 1997. This increase was primarily due to increases in direct product sales and in advertising and transaction fees.

    BILLABLE SERVICES. Billable services revenues increased $1.4 million, from $6,000 for the year ended December 31, 1996 to $1.4 million for the year ended December 31, 1997. This increase is primarily due to the implementation of fee-based technical support for subscribers to our free basic e-mail service in January 1997 and the initiation, as of March 1997, of our policy to charge prospective subscribers to our free basic e-mail service a shipping and handling fee if they request that a copy of our software be sent to them by mail.

    ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased approximately $1.7 million, from $127,000 for the year ended
December 31, 1996 to $1.9 million for the year ended December 31, 1997. This increase reflects the expansion of our sales force and the growth in the subscriber base of our free basic e-mail service to a level sufficient to interest advertisers, and is principally due to the significantly higher number of advertisers and advertisements delivered.

    DIRECT PRODUCT SALES. Direct product sales increased $5.8 million, from $3,000 for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997. This increase reflects the first full year of direct product sales activity and the growth of our subscriber base.

    COST OF REVENUES

    Cost of revenues increased $8.2 million, from $0.3 million for the year ended December 31, 1996 to $8.5 million for the year ended December 31, 1997. This increase was primarily due to increases in costs associated with direct product sales and with advertising and transaction fees.

    BILLABLE SERVICES. The cost of revenues related to billable services increased $1.1 million, from $0 for the year ended December 31, 1996 to $1.1 million in 1997. This increase is primarily due to costs associated with providing fee-based technical support to subscribers to our free basic e-mail service starting in January 1997 and with our policy to charge prospective subscribers to our free basic e-mail service a shipping and handling fee if they request that a copy of our software be sent to them by mail.

    ADVERTISING AND TRANSACTION FEES. The cost of revenues for advertising and transaction fees increased $1.4 million, from $278,000 for the year ended December 31, 1996 to $1.7 million for the year ended December 31, 1997. This increase is principally due to additional production and transmission costs associated with the increase in advertisements delivered.

    DIRECT PRODUCT SALES. The cost of revenues for direct product sales increased $5.8 million, from $3,000 for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997. This increase corresponds to the increase in products sold.

    OPERATING EXPENSES

    OPERATIONS, FREE SERVICE. The expenses associated with operations, free service increased $5.3 million, from $5.8 million for the year ended
December 31, 1996 to $11.1 million for the year ended December 31, 1997, an increase of 90.8%. This increase is primarily due to the growth in the subscriber base of our free basic e-mail service, which resulted in increased telecommunications and customer service costs, partially offset by declining telecommunication rates and increasing average connection speeds. During the month ended December 31, 1996, 823,000 subscriber accounts connected and during the month ended December 31, 1997, 1,986,000 subscriber accounts connected.

    SUBSCRIBER ACQUISITION.  Subscriber acquisition costs decreased
$3.9 million, from $7.0 million for the year ended December 31, 1996 to $3.1 million for the year ended December 31, 1997, a decrease of 55.1%. This decrease is primarily due to the reduction in advertising and direct mail activities in 1997 relative to those in 1996, the year in which we launched our free basic e-mail service. The effect of this reduction in advertising and direct mail activities was partially offset by increased referral bounty expenses in 1997.

    SALES AND MARKETING. Sales and marketing expenses increased $8.3 million, from $4.3 million for the year ended December 31, 1996 to $12.6 million for the year ended December 31, 1997, an increase of 195%. This increase is primarily due to the growth of our advertising sales force as well as the expansion of our direct product sales activities, which increased our expenses related to ad production, ad transmission, and order fulfillment. These increases were partially offset by reductions in the level of trade advertising we undertook in 1997.

    PRODUCT DEVELOPMENT.  Product development costs increased approximately
$1.1 million, from $3.7 million for the year ended December 31, 1996 to $4.9 million for the year ended December 31, 1997, an increase of 29.9%. This increase is primarily due to increased personnel and related overhead costs, due to higher headcount. Product development costs in 1997 related primarily to development of refinements to our advertising and electronic commerce systems and certain other pieces of software.

    GENERAL AND ADMINISTRATIVE.  General and administrative costs increased
$0.7 million, from $2.2 million for the year ended December 31, 1996 to $2.9 million for the year ended December 31, 1997, an increase of 33.4%. This increase is primarily due to increased personnel and related overhead costs, due to increased headcount.

    INTEREST INCOME, NET. Interest income, net increased $115,000, from $128,000 for the year ended December 31, 1996 to $243,000 for the year ended December 31, 1997, an increase of 89.8%. This increase is primarily due to interest income earned on higher average cash balances in 1997.

QUARTERLY RESULTS OF OPERATIONS DATA

    The following table sets forth unaudited quarterly statement of operations data for each of the six quarters ended December 31, 1999, as well as the same data expressed as a percentage of our total revenues for the periods indicated. In our opinion, this unaudited information has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere herein, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read in conjunction with the consolidated financial statements and the notes to these statements appearing elsewhere herein. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                        THREE MONTHS ENDED
                                  -----------------------------------------------------------------------------------------------
                                  DEC. 31, 1999   SEPT. 30, 1999   JUNE 30, 1999   MAR. 31, 1999   DEC. 31, 1998   SEPT. 30, 1998
                                  -------------   --------------   -------------   -------------   -------------   --------------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Billable services.............    $ 13,016         $  8,654        $  7,069         $ 5,806         $ 3,943         $ 1,528
  Advertising and transaction
    fees........................       4,327            3,367           2,703           2,265           1,927           1,759
  Direct product sales..........         712            1,083           1,350           1,649           2,136           1,847
                                    --------         --------        --------         -------         -------         -------
      Total revenues............      18,055           13,104          11,122           9,720           8,006           5,134
                                    --------         --------        --------         -------         -------         -------
Cost of revenues:
  Billable services.............       8,831            5,960           5,481           4,678           3,333           1,306
  Advertising and transaction
    fees........................       1,313            1,120           1,162           1,080           1,033             992
  Direct product sales..........         599              988           1,165           1,424           1,900           1,592
                                    --------         --------        --------         -------         -------         -------
      Total cost of revenues....      10,743            8,068           7,808           7,182           6,266           3,890
                                    --------         --------        --------         -------         -------         -------
Operating expenses:
  Operations, free service......       1,617            1,464           1,771           1,846           2,102           2,101
  Subscriber acquisition........      16,003           15,028          13,920           2,700           2,387           1,067
  Sales and marketing...........       3,348            3,180           2,716           2,312           2,218           2,212
  Product development...........       1,809            1,592           1,977           1,854           2,031           1,849
  General and administrative....       1,645            1,284             982             704             657             513
                                    --------         --------        --------         -------         -------         -------
      Total operating
        expenses................      24,422           22,548          21,366           9,416           9,395           7,742
                                    --------         --------        --------         -------         -------         -------
      Loss from operations......     (17,110)         (17,512)        (18,052)         (6,878)         (7,655)         (6,498)
Interest income (expense),
  net...........................       1,382            1,430             795             111             (22)              6
                                    --------         --------        --------         -------         -------         -------
      Net loss..................    $(15,728)        $(16,082)       $(17,257)        $(6,767)        $(7,677)        $(6,492)
                                    ========         ========        ========         =======         =======         =======

                                                                        THREE MONTHS ENDED
                                  -----------------------------------------------------------------------------------------------
                                  DEC. 31, 1999   SEPT. 30, 1999   JUNE 30, 1999   MAR. 31, 1999   DEC. 31, 1998   SEPT. 30, 1998
                                  -------------   --------------   -------------   -------------   -------------   --------------
PERCENTAGE OF REVENUES:
  Revenues:
    Billable services...........        72.1%            66.0%           63.6%           59.7%           49.3%           29.7%
    Advertising and transaction
      fees......................        24.0             25.7            24.3            23.3            24.1            34.3
    Direct product sales........         3.9              8.3            12.1            17.0            26.6            36.0
                                    --------         --------        --------         -------         -------         -------
      Total revenues............       100.0            100.0           100.0           100.0           100.0           100.0
                                    --------         --------        --------         -------         -------         -------
  Cost of revenues:
    Billable services...........        48.9             45.5            49.3            48.1            41.7            25.4
    Advertising and transaction
      fees......................         7.3              8.5            10.4            11.1            12.9            19.4
    Direct product sales........         3.3              7.5            10.5            14.7            23.7            31.0
                                    --------         --------        --------         -------         -------         -------
      Total cost of revenues....        59.5             61.6            70.2            73.9            78.3            75.8
                                    --------         --------        --------         -------         -------         -------
  Operating expenses:
    Operations, free service....         9.0             11.2            15.9            19.0            26.2            40.9
    Subscriber acquisition......        88.6            114.7           125.2            27.8            29.8            20.7
    Sales and marketing.........        18.6             24.3            24.4            23.8            27.7            43.1
    Product development.........        10.0             12.1            17.8            19.1            25.4            36.0
    General and
      administrative............         9.1              9.8             8.8             7.2             8.2            10.1
                                    --------         --------        --------         -------         -------         -------
      Total operating
        expenses................       135.3            172.1           192.1            96.9           117.3           150.8
                                    --------         --------        --------         -------         -------         -------
      Loss from operations......       (94.8)          (133.6)         (162.3)          (70.8)          (95.6)         (126.6)
  Interest income (expense),
    net.........................         7.7             10.9             7.1             1.2            (0.3)            0.1
                                    --------         --------        --------         -------         -------         -------
      Net loss..................       (87.1)%         (122.7)%        (155.2)%         (69.6)%         (95.9)%        (126.5)%
                                    ========         ========        ========         =======         =======         =======

    The following table sets forth selected subscriber data for each of the six quarters ended December 31, 1999. This data should be read in conjunction with the information appearing elsewhere herein. The selected subscriber data for any quarter are not necessarily indicative of future periods.

SELECTED SUBSCRIBER DATA:   DEC. 31, 1999   SEPT. 30, 1999   JUNE 30, 1999   MAR. 31, 1999   DEC. 31, 1998   SEPT. 30, 1998
-------------------------   -------------   --------------   -------------   -------------   -------------   --------------
Total subscriber accounts
  as of (1).............      8,137,000        7,613,000       7,175,000       6,817,000       6,336,000        5,852,000
  Subscriber accounts
    that connected in the
    three-month period
    ended...............      2,961,000        2,910,000       2,920,000       3,108,000       3,108,000        3,121,000
  Subscriber accounts
    that connected in the
    month ended.........      2,325,000        2,276,000       2,277,000       2,438,000       2,434,000        2,409,000
  Average subscriber
    accounts that
    connected per day in
    the month ended.....        820,000          837,000         810,000         912,000         887,000          889,000
Billable subscription
  service accounts
  as of (2)............         550,000          400,000         270,000         207,000         144,000           64,000

------------------------

(1) Includes all user accounts created since Juno's inception, regardless of activity level, if any, net of accounts that have been cancelled.

(2) Billable subscription service accounts are a subset of total subscriber accounts and, to the extent applicable, are also included in the number of subscriber accounts shown as having connected during the periods described.

    We have historically experienced seasonality, with use of Internet services being somewhat lower during the summer and year-end holiday periods. We believe seasonality favorably impacts subscriber acquisition during the first and fourth calendar quarters. We also believe that direct product sales are positively affected in the fourth quarter due to the year-end holiday buying season, although we cannot assure you that any of these trends will continue in future periods. See "Item 7A. Risk factors that may affect future results--Juno's business is subject to fluctuations in operating results which may negatively impact the price of our stock."

    Despite the impact of seasonality, our revenues have increased in all quarters presented. We believe that these increases occurred for a number of reasons, including:

    - the overall growth of our business and the industry's growth as a whole;

    - the launch of our billable subscription services on July 22, 1998; and

    - the increase in advertising and transaction fees generated by strategic marketing alliances beginning with the third quarter of 1998.

We cannot assure you that we will not experience seasonal fluctuations and the risks associated therewith in the future. Primarily due to our previously described strategic decision to scale back our direct product sales activities, direct product sales revenue decreased in all quarters except for the fourth quarter of 1998, which we believe was positively affected by the holiday buying season.

    Cost of revenues increased as a percentage of total revenues in the fourth quarter of 1998 primarily due to:

    - the startup costs associated with the introduction of our billable premium services;

    - the relatively high percentage of subscribers to these services who were in their initial months;

    - the higher costs incurred in the early months of a subscriber's life cycle; and

    - the fact that most Juno Web subscribers received their first month of service at no charge.

    Total cost of revenues has decreased as a percentage of revenues in each of the four fiscal quarters in the year ended December 31, 1999, reflecting improved margins in both billable services and advertising and transaction fee revenues. Billable service costs decreased as a percentage of billable services revenue as economies of scale were achieved in member service operations and as our average telecommunications rates continued to decline. The cost of advertising and transaction fees decreased as a percentage of advertising and transaction fee revenues largely due to decreasing telecommunications rates and efficiencies associated with larger average contract sizes.

    Operating expenses have increased in each quarter through the three months ended December 31, 1999 due principally to increased spending related to subscriber acquisition. Subscriber acquisition expenses through March 31, 1999 reflect increased levels of marketing conducted over the Juno service in order to promote our billable premium services to our free basic service subscribers. The consecutive quarterly increase in subscriber acquisition expenses since March 31, 1999 reflects the costs related to the launch of a significant external marketing campaign in the second quarter of 1999. In connection with the December 1999 expansion of our free service to include full Internet access, we expect operating expenses to increase significantly on a quarter-to-quarter basis, both due to the substantial increase we anticipate in subscriber acquisition spending and the increased cost of providing full Internet access as compared to the cost of providing basic e-mail services, which is reflected in the Operations, Free Service line of our statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Since our formation, we have financed our operations from funds generated by the sale of equity securities and borrowings. Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $148.0 million through December 31, 1999.

    Net cash used in operating activities was $33.6 million and $20.9 million for the years ended December 31, 1997 and 1998, respectively. For the year ended December 31, 1999, we used $36.4 million in cash for working capital purposes and to fund losses from operations. Additionally, at December 31, 1999, $8.7 million remained prepaid for advertising that may be used at any time prior to March 2001, bringing total net cash used in operating activities to $45.1 million. The increase in cash used in operating activities for the year ended December 31, 1999 was primarily the result of an increase in the net loss for 1999 and prepayments for advertising, partially offset by changes in deferred revenue and other working capital accounts.

    Net cash used in investing activities was $3.4 million, $1.6 million and $1.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. The principal use of cash for the periods presented was for the purchase of fixed assets. Prior to July 1997, we utilized fixed assets owned by DESCO, L.P., the expense relating to which was allocated to us. Beginning in July 1997, substantially all new acquisitions of fixed assets have been made directly by us.

    Net cash provided by financing activities was $50.1 million, $16.9 million and $129.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. Financing activities prior to 1999 are primarily capital contributions, the borrowing and repayments under a note from an affiliated party, and capital lease obligations. Financing activities for the year ended December 31, 1999 primarily include $139.1 million of net proceeds received from our March 1999 private placement and our May 1999 initial public offering. Of the net proceeds from the initial public offering, $8.6 million was used to repay, in full, the note mentioned above. Additionally, in February 2000, we completed the sale of equity in a follow-on offering of common stock, which provided us with $81.1 million in net proceeds.

    In July 1999, we entered into a credit facility with a bank that provides for borrowings up to $10.0 million. Borrowings can be in the form of advances or standby letters of credit. The facility expires in July 2000. The facility is collateralized by substantially all of Juno's assets. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the facility bear interest at the bank's prime rate, 8.50% at December 31, 1999. Under the terms of the facility, Juno is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing. As of the date of this report, there were no amounts outstanding under the facility.

    We do not currently have any material commitments for capital expenditures outside of the normal course of business and recent historical trends. However, we do anticipate that we will increase our capital expenditures and lease commitments beyond recent historical trends to expand our infrastructure in anticipation of the growth of our subscriber base. We may also take advantage of opportunities to employ various cost-effective but capital-intensive approaches to the provision of our Internet services. As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. The expansion of our free basic service to include Web access will significantly increase the telecommunications costs that we incur. In addition, we anticipate significantly increasing subscriber acquisition expenses in order to fund subscriber growth and help us gain market share. Additional expenditures in connection with subscriber acquisition and the purchase of telecommunications capacity will represent material uses of our cash resources.

    We believe that our existing cash and cash equivalents, which include
$81.1 million in net proceeds from our February 2000 follow-on offering of common stock, will be sufficient to meet our anticipated cash needs for at least the next twelve months. If existing cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may choose to reduce certain discretionary expenditures, including incremental subscriber acquisition costs associated with our service expansion, and we may seek to sell additional equity or debt securities or to increase, extend or supplement our existing credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. See "Risk Factors--We cannot predict our future capital needs and we may not be able to secure additional financing."

IMPACT OF THE YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify a given year. Many of the computer programs that Juno utilizes include specialized functions that involve date manipulation. These functions are critical to our business, and include:

    - signup of new subscribers to our services;

    - validation of credit cards;

    - transfer, storage and processing of e-mail and advertisements;

    - scheduling of advertisements and reporting of results to advertisers; and

    - billing and invoicing of advertisers and subscribers to our billable subscription services.

    Juno's business is heavily dependent upon the use of operating systems and applications that, in the aggregate, involve millions of lines of computer code. Similarly, our business is also dependent on the coordinated functioning of a network made up of hundreds of servers and other pieces of computer equipment, all of which have computer code embedded in them. We are aware of no material cases in which our software or hardware has malfunctioned due to interpreting the date code "00" as the year 1900 rather than the year 2000, and as such, Juno has yet to encounter significant errors in the information we use to manage the business and the computer systems that operate our online services. Any miscalculations that may occur and be detected later could result in errors in our operations or in disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

    COSTS. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. The cost of software tools and consulting expenses used for detection of Year 2000 problems has not exceeded $100,000. If any errors are detected, we expect that our existing employees or consultants will perform all significant work to correct any errors discovered.

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

    To date we have not experienced Year 2000 compliance problems with material third-party software, hardware, service providers or non-information-technology infrastructure. If Year 2000 compliance problems are detected in the future they may require substantial repair or replacement, which could be time-consuming and expensive. It may not be possible to repair or replace some of these components or service providers in a timely manner.

    The failure to correct any material Year 2000 problem that may arise could materially harm our business, results of operations and financial condition because:

    - new subscribers may be unable to sign up for our services, resulting in reduced growth and lower effectiveness of our marketing efforts;

    - current subscribers may be unable to upgrade to higher service levels, resulting in reduced revenue growth and lower effectiveness of our marketing efforts;

    - current subscribers may be unable to use our services or get adequate customer support, which may result in increased attrition, higher customer support costs and reduced revenue; or

    - we may be subject to claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend and, if defended unsuccessfully, could result in the imposition of substantial fines or judgments.

    In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will not encounter Year 2000 problems in the future. The failure by these entities to timely detect and correct any Year 2000 problems that may occur could result in a systemic failure beyond our control, including, for example, a prolonged failure of Internet, telecommunications or electrical systems, which could also prevent us from providing our services, or prevent users from accessing our services, either of which would materially harm our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           CURRENCY RATE FLUCTUATIONS

    Our results of operations, financial position, and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

BECAUSE WE HAVE OFFERED OUR BILLABLE PREMIUM SERVICES FOR ONLY SIX QUARTERS AND
  OUR FREE BASIC SERVICE IN ITS CURRENT FORM FOR LESS THAN ONE QUARTER, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

    We have a limited operating history upon which you can evaluate our business and our services. We began offering our free basic service to the public in its original form in April 1996, first offered billable premium services to the public in July 1998 and expanded our basic service to include free Internet access in addition to e-mail in December 1999. As a company in the new and rapidly evolving market for Internet services, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

    - attract and retain subscribers to our free basic service and our billable premium services;

    - anticipate and adapt to the changing Internet market;

    - generate advertising and electronic commerce revenues;

    - maintain and develop strategic relationships with business partners to market their products over our services;

    - implement an effective marketing strategy to promote awareness of the Juno services;

    - respond to actions taken by our competitors and the entry of new competitors into our markets;

    - develop and deploy successive versions of the Juno software;

    - operate computer systems and related infrastructure adequate to effectively manage our growth and provide our basic service and our billable premium services;

    - develop, deploy and operate broadband Internet access services, whether independently or in collaboration with one or more third parties;

    - manage the billing systems used to invoice subscribers to our billable premium services; and

    - attract, retain and motivate qualified personnel.

    Our business and financial results will depend heavily on the commercial acceptance and profitability of both our free basic and our billable premium services. If we are unsuccessful in addressing these risks or in executing our business strategy, our business and financial results may suffer. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND EXPECT CONTINUED
  LOSSES FOR THE FORESEEABLE FUTURE

    Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to promote awareness of these services and to grow our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996,
$33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998 and $55.8 million for the year ended December 31, 1999. As of December 31, 1999, our accumulated net losses totaled $148.0 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997 and $20.9 million for the year ended December 31, 1998. For the year ended December 31, 1999, we used $36.3 million in cash for working capital purposes and to fund losses from operations. Additionally, at December 31, 1999, $8.8 million remained prepaid for advertising that may be used at any time prior to March 2001, bringing total net cash used in operating activities to $45.1 million.

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

    We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. We cannot assure you that we will ever be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Even if we do address these risks successfully, we may not be profitable in the future. Were we to achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. Please see "Item 6. Selected Consolidated Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information.

JUNO'S BUSINESS IS SUBJECT TO FLUCTUATIONS IN OPERATING RESULTS WHICH MAY
  NEGATIVELY IMPACT THE PRICE OF OUR STOCK

    Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

    - the rate of new subscriber acquisitions and seasonal trends relating to subscriber usage of our services;

    - the timing and effectiveness of our marketing efforts to acquire subscribers and promote the Juno brand;

    - the timing and effectiveness of any revenue sharing arrangements or other strategic alliances into which we enter;

    - the demand for Internet advertising and seasonal trends relating to Internet advertising spending;

    - seasonal trends relating to the demand for products sold over the Internet;

    - capital expenses related to upgrading our computer systems and related infrastructure;

    - our ability to protect our systems from any telecommunications failures, power loss, or software-related system failures;

    - our ability to integrate operations and technologies from any acquisitions or other business combinations or relationships into which we enter;

    - the extent to which we experience increased competition in the markets for Internet services, Internet advertising and electronic commerce;

    - changes in operating expenses including, in particular, telecommunications expenses and the cost of providing various types of technical and non-technical customer support to our subscribers; and

    - economic conditions specific to the Internet as well as general economic and market conditions.

    Since we expect to be heavily dependent on revenues from our billable premium services in the foreseeable future, our revenues are likely to be particularly affected by our ability to recruit new subscribers directly to our billable premium services, upgrade users of our free basic service to our billable premium services, and retain subscribers to our billable premium services. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, which may cause our business and financial results to suffer.

    Due to all of the above factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our operating results.

THE EXPANSION OF OUR FREE BASIC SERVICE TO INCLUDE FULL WEB ACCESS INCREASES OUR
  TELECOMMUNICATIONS COSTS AND EXPOSES US TO ADDITIONAL BUSINESS RISKS

    In December 1999, we announced the expansion of our free basic service to include full Internet access, including access to the World Wide Web. We face numerous costs, risks, and uncertainties associated with this expansion, including the following:

    - OUR TELECOMMUNICATIONS COSTS WILL INCREASE SIGNIFICANTLY. When using e-mail, subscribers need to be connected to our central computers for the relatively short period of time required to send e-mail they have written or download e-mail that has been sent to them. When using the Web, a subscriber must remain continuously connected to the Internet for the entire duration of a Web session. The expansion of our free basic service to include Web access is therefore expected to increase the amount of time that users spend connected, and correspondingly to increase our telecommunications costs both on an absolute and a per-subscriber basis. The expansion of the service may also attract a large number of new subscribers to our free basic service, further increasing our telecommunications costs on an absolute basis. Our telecommunications costs represent one of the most significant expenses of providing our free basic service. We cannot assure you that we will be able to achieve reductions in our per-subscriber telecommunications costs, and if we are unable to achieve such reductions, our business and financial results will suffer. Please see "--The economic viability of our expanded free basic service may depend on our ability to obtain telecommunications capacity on a fixed-price basis."

    - OUR PAYING SUBSCRIBERS MAY CANCEL THEIR BILLABLE SERVICE SUBSCRIPTIONS AND SWITCH TO THE EXPANDED FREE SERVICE. Now that users of our basic service can access the Web for free, it is likely that some, and possibly many, Juno Web subscribers will cancel their billable service subscriptions and switch to the free basic service. If the number of Juno Web subscribers who switch to the free basic service is significant, our business and financial results may suffer.

    - USERS OF OUR EXPANDED FREE BASIC SERVICE MAY REACT NEGATIVELY TO THE PERSISTENT ADVERTISING BANNER DISPLAYED WHILE THEY USE THE WEB. Users of our expanded free basic service are required to view a prominent advertising and navigation banner at all times while they are connected to the Web. Some users, particularly those using low-resolution computer monitors to view the Web, may consider this banner to be intrusive to an extent that interferes with their use of the service. Some competitors have introduced free Internet access services that do not require the user to view an additional advertising banner. If these competitive services become popular, or if additional competitors introduce free Internet access services that do not require the user to view a persistent advertising banner, then our ability to retain users of our free basic service or our ability to derive revenue by displaying advertisements to such users may be harmed.

    - REVENUES GENERATED FROM THE SALE OF ADDITIONAL ADVERTISING INVENTORY CREATED BY THE EXPANSION OF OUR FREE BASIC SERVICE MAY BE INSUFFICIENT TO COVER OUR INCREASED COSTS. The expansion of our free basic service may make us more dependent on advertising as a source of revenue in the future. The addition of a persistent advertising banner displayed to users of our expanded basic service when they use the Web is expected to create a significant amount of advertising inventory. However, there can be no assurance that we will be able to generate revenues from the sale of this new advertising inventory, or that any portion of it that we are able to sell will be sold at favorable rates. If we are unable to sell this inventory or to do so at favorable rates, our business and financial results may suffer.

OUR BUSINESS MAY SUFFER IF WE HAVE DIFFICULTY ACQUIRING SUBSCRIBERS TO OUR
  SERVICES

    We may not succeed in acquiring a sufficiently large subscriber base for our free basic service and our billable premium services, or in persuading a significant number of our free basic subscribers to upgrade to our premium services.

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

    Our business strategy contemplates that a significant percentage of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying on this migration as a major source of subscribers to our billable premium services and, since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. Over time, repeated exposure to these advertisements may cause their effectiveness to decline. As a result, we expect that we will need to rely on more expensive forms of external marketing and promotion to attract additional users directly to our billable premium services, as well as to attract new users to our free basic service. If our marketing techniques fail to generate the anticipated conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly into our billable premium services is greater than expected, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results may suffer. Please see "--Our marketing program may not succeed in generating new subscribers or in persuading subscribers to upgrade to our premium services" for more information on our marketing activities.

DIFFICULTY RETAINING SUBSCRIBERS TO OUR SERVICES MAY CAUSE OUR BUSINESS TO
  SUFFER

    Our business and financial results are also dependent on our ability to retain subscribers to our services. Each month, a significant number of subscribers to our billable premium services choose to cancel the service. In addition, each month a significant number of subscribers to our free basic service become inactive. As a result, the total number of subscribers using our services in a given month has remained at between 2.2 million and 2.4 million since March 1998, even though we have added new subscribers during that period. We believe that intense competition has caused, and may continue to cause, some of our subscribers to switch to other services. It is easy for Internet users to switch to competing providers and we cannot be certain that any steps we take will maintain or improve subscriber retention. In addition, new subscribers may decide to use our services out of curiosity regarding the Internet, or to take advantage of free or low-cost introductory offers for our billable premium services, and may later discontinue using our services. Furthermore, we may in the future charge a fee for our basic service or limit the amount a subscriber may use this service in a given period. In the event we were to implement these kinds of charges or restrictions, we may lose a significant number of our basic service subscribers. If we are unable to retain subscribers to both our basic service and our billable premium services, or if we experience an increase in the rate of cancellations by subscribers to our billable premium services, our business and financial results may suffer. Please see "--Competition in the markets for Internet services, Internet advertising and electronic commerce is likely to increase in the future and may harm our business" for more information concerning the competition facing our business.

SOME USERS OF OUR FREE BASIC SERVICE MAY BE UNABLE TO ACCESS THE WEB

    In order to obtain access to the Web, users of our free basic service must be equipped with the latest version of our software, version 4.0, as well as a recent version of Microsoft Internet Explorer, the Web browsing software that our free basic service requires. Approximately 45% of our free basic service users currently use versions of our software older than version 4.0. Although we plan to upgrade such users' software to version 4.0 automatically by downloading the newer version to their computer during one of their connections, technical constraints prevent us from completing automatic upgrades for users of the oldest versions of our software. Instead, these users must choose to install the current version of our software and, in some cases, need to be sent a copy of the software by mail before they can complete this process. Approximately 6% of our free basic service users currently use a version of the Microsoft Windows operating system older than Windows 95, and cannot upgrade to version 4.0 of the Juno software unless they upgrade to a more current version of Windows. There is a risk that some portion of our basic service user base will never upgrade to version 4.0 of the Juno software and will be unable to access the Web through our free basic service.

    In addition, to avoid straining our telecommunications resources, we are employing a staggered roll-out strategy in upgrading basic service users' software to version 4.0 and in notifying such users about the expansion of the service to include Web access. Since we do not expect to complete this upgrade process before the second quarter of 2000 at the earliest, a significant portion of those basic service users who can be upgraded to version 4.0 may not be upgraded for at least several months.

    If a significant percentage of our basic service users do not begin using the Web, our ability to display Web-related advertisements and generate associated revenues may be harmed.

OUR MARKETING PROGRAM MAY NOT SUCCEED IN GENERATING NEW SUBSCRIBERS OR IN
  PERSUADING SUBSCRIBERS TO UPGRADE TO OUR PREMIUM SERVICES

    We expect to incur significant costs in implementing an extensive marketing campaign. This campaign will be directed at encouraging users to sign up directly for either our free basic service or our billable premium services and persuading users of our free basic service to upgrade to our billable premium services. This marketing program may include forms of advertising, such as television and radio advertising, with which we have limited experience. There are risks that this campaign may not be effective in accomplishing one or both of these goals. In addition, it is possible that, over time, it will become more difficult and expensive to effectively market our premium services to users of our free basic service and that the rate at which users of the free basic service upgrade to our billable premium services will decline. We also do not know what kind of advertising our competitors will undertake or the timing and extent of advertising by our competitors. Many of our competitors have greater financial resources than we do and have undertaken significant advertising campaigns utilizing the same advertising media that we use. It is possible that these campaigns will have an adverse effect on our own marketing plans or expenses. If we incur significant costs in implementing our marketing program without generating sufficient new subscribers to our services, our business and financial results will suffer.

COMPETITION IN THE MARKETS FOR INTERNET SERVICES, INTERNET ADVERTISING AND
  ELECTRONIC COMMERCE IS LIKELY TO INCREASE IN THE FUTURE AND MAY HARM OUR BUSINESS

    The market for Internet services is extremely competitive and includes a number of substantial participants, including America Online, Microsoft and AT&T. The markets for Internet-based advertising and electronic commerce are also very competitive. Our ability to compete depends upon many factors, many of which are outside of our control.

    INTENSE COMPETITION EXISTS IN THE MARKET FOR INTERNET SERVICES

    We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. We believe that the primary competitive factors determining success in these markets include effective marketing to promote brand awareness, a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services and industry and general economic trends. We expect competition to continue to increase because the markets in which we operate face few substantial barriers to entry. Competition may also intensify as a result of industry consolidation and the ability of some of our competitors to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to the development, promotion and distribution and sale of products and services. Additionally, our competitors may be able to charge less for premium Internet services than we do for our billable premium services, or offer services for free that we currently provide only for a fee, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable premium services. We may choose to lower or eliminate the fees we currently charge for our billable premium services, or enhance the features available to users of our free basic service, in order to remain competitive with other industry participants. If we do so, our business and financial results may suffer.

    In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

    - Established online service providers such as America Online, CompuServe, and The Microsoft Network;

    - Independent national Internet service providers such as EarthLink, MindSpring, and Prodigy, including a number of companies, such as AltaVista and NetZero, that offer Web access for free;

    - Numerous independent regional and local Internet service providers that may offer lower prices than a national Internet service provider;

    - Various national and local telephone companies such as AT&T, MCI WorldCom and Pacific Bell;

    - Companies providing Internet access through "set-top boxes" connected to a user's television, such as WebTV, or through a "cable modem" connected to a user's personal computer, such as Excite@Home; and

    - Companies providing Internet access services using other broadband technologies, including digital subscriber line technology, commonly known as DSL, such as the Regional Bell Operating Companies and various partners of Covad, Rhythms, and NorthPoint.

    In addition, Microsoft and Netscape, publishers of the Web browsers utilized by most Internet users, including Juno subscribers, each own or are owned by online or Internet service providers that compete with Juno.

    In addition to competition from the types of companies listed above, we also face the risk that subscribers to our premium billable services will migrate to our free basic service, which would result in a decrease in our subscription revenues.

    We do not currently compete internationally. If the ability to provide Internet services internationally becomes a competitive advantage in our markets and we do not begin to provide services internationally, we will be at a competitive disadvantage.

    WE RELY ON REVENUES FROM ADVERTISING AND ELECTRONIC COMMERCE

    With respect to the generation of advertising revenue, we compete with many of the market participants listed above as well as with various advertising-supported Web sites, including portal sites such as Yahoo! and Excite, content sites such as CNET and CNN.com, and interactive advertising networks and agencies such as DoubleClick and 24/7 Media. We also compete with traditional media such as print and television for a share of advertisers' total advertising budgets. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive us to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our services. Please see "--Our business may be adversely affected if the market for Internet advertising fails to develop" for more information regarding our advertising activities.

    We engage in electronic commerce activities by selling or facilitating the sale of products and services directly to our subscribers. In doing so, we compete with other Internet-based merchants as well as with stores and other companies that do not distribute their products through the Internet. Many of these competitors are larger than we are, enjoy greater economies of scale than are available to us, have substantially greater resources than we have, and may be able to offer more products or more attractive prices than we can. We believe that this competition is likely to increase in the future.

    OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE

    Our competition is likely to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Other Internet service providers are likely to begin offering free Internet access. Since our announcement of free Internet access in December 1999, at least one competitor has announced the introduction of a service similar to ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. We have formed several such relationships, and have not found them effective as a means of attracting new subscribers to our services. There can be no assurance that any of the relationships we have formed will be successful as a means of attracting new subscribers, that they will be economically favorable, or that the terms of these relationships, or any strategic alliances we complete in the future, will turn out to be as favorable as those achieved by our competitors or favorable at all. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Competition could require us to increase our spending for sales and marketing as well as for subscriber acquisition in order to maintain our position in the marketplace, and could also result in increased subscriber attrition. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

WE ARE DEPENDENT ON STRATEGIC MARKETING ALLIANCES AS A SOURCE OF REVENUES AND
  OUR BUSINESS COULD SUFFER IF ANY OF THESE ALLIANCES ARE TERMINATED

    We have strategic marketing alliances with a number of third parties, and most of our strategic marketing partners have the right to terminate their agreements with us on short notice. In the past year, one strategic marketing partner terminated a multi-year agreement at the end of its first year. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also expect that we will not be able to renew all of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners.

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR WE WILL
  NOT BE COMPETITIVE

    Our failure to respond in a timely and effective manner to new and evolving technologies, including cable modem and other broadband technology, could harm our business and financial results. The Internet services market is characterized by rapidly changing technology, evolving industry standards, changes in member needs and frequent new service and product introductions. Our business and financial results depend, in part, on our ability to use leading technologies effectively, to develop our technical expertise, to enhance our existing services and to develop new services that meet changing member needs on a timely and cost-effective basis. In particular, we must provide subscribers with the appropriate products, services and guidance required to best take advantage of the rapidly evolving Internet. If the market for our services should fail to develop, develop more slowly than we expect, become saturated with competitors, or develop in a fashion that renders our services uncompetitive or otherwise unappealing to consumers, our business and financial results may suffer.

    We are also at risk due to fundamental changes in the way that Internet access may be provided in the future. Currently, consumers access Internet services primarily through computers connected by telephone lines. Broadband connections, however, allow significantly faster access to the Internet than is possible using the telephone-based analog modems currently used by most of our subscribers. The companies currently providing or expecting to begin providing broadband connections to consumers' homes, including cable television companies, local and long distance telephone companies, electric utility companies and wireless communications companies, have decided or may decide to provide Internet access as well. For example, competitors have developed technologies that enable cable television operators to offer high-speed Internet access through their cable facilities. These cable television operators, as well as other competitors, may include Internet access in their basic bundle of services or may offer Internet access for a nominal additional charge. Moreover, these companies could prevent us in the future from delivering Internet access through the wire and cable connections that they own, or from doing so on a cost-effective basis.

    Even if we are not prevented from delivering our Internet services through the broadband connections owned by other companies, the delivery of our Internet services using broadband technology is subject to significant risks and uncertainties, and we may be unable to adapt to the challenges posed by broadband technologies. Please see "--If the market for broadband access in general, or for Juno Express in particular, fails to develop, or if other broadband technologies prove more popular than DSL, our business may be harmed."

    We may also have to modify the means by which we deliver our Internet services, in which case we would incur significant costs. If consumers adopt alternative forms of Internet access that provide a continuous connection to the Internet rather than relying on a series of separate dial-up connections, then any competitive advantage that we currently realize because our technology minimizes connect time may diminish. If other companies are able to prevent us from delivering our Internet services through the wire, cable and wireless connections that they own, if we are unable to adapt to the challenges posed by broadband technologies or if we incur significant costs without generating sufficient revenues, our business and financial results may suffer.

IF THE MARKET FOR BROADBAND ACCESS IN GENERAL, OR FOR JUNO EXPRESS IN
  PARTICULAR, FAILS TO DEVELOP, OR IF OTHER BROADBAND TECHNOLOGIES PROVE MORE POPULAR THAN DSL, OUR BUSINESS MAY BE HARMED

    We recently launched a small-scale pilot test of Juno Express, a premium billable service which delivers Internet access at broadband speeds through the use of DSL technology. As the Juno Express service is currently designed, before we can provide DSL-based service to a subscriber, the subscriber's local telephone company must either install and configure an additional copper telephone line at the subscriber's residence or reconfigure an existing telephone line if a line that can be dedicated exclusively to the DSL connection is available. Accordingly, consumers who wish to subscribe to Juno Express currently must go through a complex installation process, for which we are dependent on the performance of the local telephone company. We are also currently dependent on the performance of a national supplier of DSL services, Covad Communications, with whom we have chosen to partner for the delivery of Juno Express. Covad is responsible for completing the installation process begun by the local telephone company. Currently, a Covad technician must visit the residence of each Juno Express subscriber to complete any necessary wiring and to deliver and test DSL hardware. If our relationship with Covad is unsuccessful, or if Juno and Covad are unable to coordinate the installation of necessary telephone lines with local telephone companies, or if other factors delay or otherwise hinder our ability to complete the roll-out of Juno Express into additional markets beyond those involved in the pilot test, or if these or other factors affect our ability to introduce or deliver broadband services in a timely and cost-effective fashion, then our business and financial results may suffer.

    The market for broadband services is in the early stages of development, and we cannot assure you that DSL technology in particular or broadband services in general will become popular with consumers. If alternate broadband delivery technologies, such as cable or wireless technologies, become more popular with consumers than DSL, we cannot assure you we will be able to gain access to such alternate technologies at favorable rates or at all. Additionally, Juno Express faces competition in the market for broadband services from many competitors with significant financial resources, well-established brand names, and large existing customer bases. Many local telephone companies are themselves in some stage of test marketing or offering broadband services. In many markets, these competitors already offer, or are expected to offer, broadband Internet access at prices lower than we expect to be able to offer to potential customers for Juno Express. If we are unable to provide competitive broadband services at competitive rates, our business and financial results may suffer.

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

    Sales of advertising space on our services represent an important revenue source for us. Our expansion of our free basic service to include Web access may increase our dependence on advertising revenues. Competition for Internet-based advertising revenues is intense, and this competition could result in significant price erosion over time. We cannot assure you that we will be successful in selling advertising or capturing a significant share of the market for Internet-based advertising. We also cannot assure you that we will be able to sell advertising at the rates we currently project. It is also possible that we will find it necessary to lower the rates for advertising space on our services. Please see "--The expansion of our free basic service to include Web access increases our telecommunications costs and exposes us to additional business risks."

    We currently rely on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. With substantially all of our sales and marketing personnel based in New York City, we may not be able to effectively market our services to regional advertisers outside of New York. We also rely on the sales and marketing personnel of Lycos, our primary Web site content partner, for the sale of advertising space on the default portal site used by Juno Web subscribers. Although we have not done so in the past, we might also retain the services of one or more external sales organizations to sell advertising space on our network. We cannot be sure that our internal sales organization, Lycos or any other independent sales organization will achieve our advertising sales objectives in a cost-effective manner.

    If Internet-based advertising does not continue to grow, if we are unable to capture a sufficient share of Internet-based advertising, or if Lycos or other independent sales organizations do not perform as we anticipate, our business and financial results may suffer.

OUR ADVERTISING SYSTEM REQUIRES LABOR AND IMPOSES COSTS ON US BEYOND THOSE
  ASSOCIATED WITH STANDARD WEB ADVERTISING

    Some of the advertising inventory available on our services is non-standard when compared to advertising on the Web and may put Juno at a competitive disadvantage. The advertisements displayed while a subscriber reads and writes e-mail are created using proprietary tools that are not fully compatible with standard Web advertising. Therefore, many advertisements displayed on our services require customization that would not be required by a Web site capable of displaying previously prepared standard advertisements. This customization work increases the time necessary to prepare an advertisement to be displayed on our services and the costs associated with running these ads. We must also absorb the telecommunications cost associated with initially downloading these ads to our subscribers, which is an expense that advertising-supported Web sites do not incur. As ads become more complex, our telecommunications expenses may increase. Furthermore, the costs associated with selling or attempting to sell advertising space on our services are significant. These costs may be greater than the costs associated with selling advertising space on Web sites that exclusively utilize standard Web advertising formats. Additionally, our use of a proprietary advertising format could prevent us from packaging a significant portion of our advertising space for sale by an advertising network such as DoubleClick. We also rely on detailed data provided by our subscribers for purposes of targeting some ads. We do not currently verify the accuracy of this data at the time it is provided or require subscribers to update their information thereafter. Furthermore, individuals who subscribe directly to one of our billable premium services are not currently required to provide this data. Any of the above factors could discourage advertising on our network by some advertisers.

SEASONAL TRENDS IN INTERNET USAGE AND ADVERTISING SALES MAY NEGATIVELY AFFECT
  OUR BUSINESS

    Seasonal trends are likely to affect the revenues we generate from operating our Internet services. Subscribers typically use our Internet services less during the summer months and year-end holiday periods. To the extent that our revenues depend on the amount of usage by our subscribers, our revenues may be lower during these periods. For example, some of the subscribers to Juno Web pay us based on the number of hours they spend using our services in a given month. In addition, the rate at which new subscribers sign up for our billable premium services may be lower during the summer months and year-end holiday periods.

    Since our operating expenses are based on our expectations of future revenues, including seasonal fluctuations, it is possible that operating results will suffer if these seasonal trends do not continue in the future or if different seasonal trends develop in the future. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our operating results.

WE ARE DEPENDENT ON A SMALL NUMBER OF TELECOMMUNICATIONS CARRIERS AND MAY BE
  UNABLE TO FIND ADEQUATE REPLACEMENTS IF THEIR RATES INCREASE, SERVICE QUALITY DECLINES, OR IF THEY DISCONTINUE DOING BUSINESS WITH US

    Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies and WorldCom Advanced Networks, both of which are operated by MCI WorldCom; Level 3; Concentric; Splitrock Services; and Sprint. These telecommunications companies also carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

    As of December 31, 1999, we had contracted for the use of more than 2,300 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a significant minority of our subscriber base is unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection to the Web. The inability of some of our subscribers to access the Web with a local call in some areas of the country could harm our business. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

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

    Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Currently, we are particularly dependent on companies controlled by MCI WorldCom, which provide more than 1,100 of the more than 2,300 points of presence for which we contract in the United States, and which carry a significant percentage of our traffic. Furthermore, MCI WorldCom has announced that it will offer consumer Internet access, making it a direct competitor of ours. Additionally, MCI WorldCom has announced that it will merge with Sprint during 2000, subject to approval of their stockholders and the receipt of regulatory approvals. This merger will further concentrate our reliance on MCI WorldCom and the companies it controls. Our business could be significantly harmed if we are unable to maintain a favorable relationship with MCI WorldCom. We cannot assure you that we would be able to replace the services provided to us by MCI WorldCom were our relationship with them to be terminated.

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

THE ECONOMIC VIABILITY OF OUR EXPANDED FREE BASIC SERVICE MAY DEPEND ON OUR
  ABILITY TO OBTAIN TELECOMMUNICATIONS CAPACITY ON A FIXED-PRICE BASIS

    We believe that our ability to purchase telecommunications capacity from our network providers on a fixed-price basis may be a critical component of our ability to cost-effectively provide full Internet access for free. We currently purchase most of the telecommunications capacity we use on a variable-price basis. Under this variable pricing model, we share points of presence with other Internet access providers and are charged at a specified rate for every minute during which a Juno subscriber is connected to one of our network providers' modems. We have no control over how many modems are available at any given time for our subscribers' use or over the ratio of Juno subscribers to available modems. We believe we may be able to lower our monthly per-subscriber telecommunications cost by purchasing telecommunications capacity on a per-modem basis and by maintaining a higher ratio of subscribers to modems than is typical in the industry. We have recently begun to experiment with this fixed-price model. However, there are a number of risks and uncertainties related to this pricing model. Under this fixed-price model, we contract for exclusive use of a certain number of modems and are charged the same amount regardless of the amount of data actually transmitted over the modems during a month. The effective per-subscriber costs incurred under this model are highly sensitive to our ability to accurately project, as much as six months in advance, our rate of subscriber growth and the level of usage per subscriber. If we overestimate and commit to lease too many modems, our per-subscriber costs will increase, possibly significantly. If we underestimate and lease too few modems to satisfy the levels of subscriber demand we actually experience, service quality and customer satisfaction may suffer. We cannot assure you that we will be able to effectively project our telecommunications capacity requirements or otherwise manage these telecommunications relationships.

    We have entered into only one agreement under which we purchase telecommunications capacity on a per-modem basis. This agreement is with a supplier that, as of December 1999, operated in a limited number of geographic markets, corresponding to at most one-third of our subscriber base. As of that date, fewer than half of our subscribers within these geographic markets had connected to modems being made available to us under a per-modem pricing model. In order to secure exclusive use of the modems we have leased from this supplier, we have been required to make advance commitments totaling approximately $13.3 million for telecommunications capacity. Our agreement provides us only limited rights to demand additional capacity from this supplier. If we are unsuccessful in contracting with additional suppliers to provide us with per-modem pricing, if our current supplier is unable or unwilling to accommodate our expansion, or if we are unable to accurately project our telecommunications needs, our business and financial results may suffer.

WE ARE DEPENDENT ON THIRD PARTIES FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND
  OUR BUSINESS MAY SUFFER IF THEY ARE UNABLE TO PROVIDE THESE SERVICES OR CANNOT EXPAND TO MEET OUR NEEDS

    Our business and financial results depend, in part, on the availability of live technical and customer service support, and of inbound telemarketing and disk distribution services. Should our ability to provide these services be hampered, our business may suffer. Although many Internet service providers have developed internal customer service operations designed to meet these needs, we have elected to outsource these functions to third-party vendors. We currently use ClientLogic Corporation for technical and customer service support. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service and telemarketing services in the event that either ClientLogic or other external providers become unable or unwilling to offer these services to us.

    Our most important relationship is with ClientLogic, which, at December 31, 1999, provided us with approximately 430 full-time or part-time employees at its facilities to service our account. The availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we rely almost entirely on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. The growth of our subscriber base has caused waiting periods for technical and customer support to lengthen recently. Reducing these waiting periods and accommodating potential future growth will require significantly more support personnel than are currently available to us through ClientLogic. Additionally, if we elect to offer customer service features that we do not currently support, such as 24-hour live support, or to enhance the overall quality of our customer support for competitive reasons, we will require even greater resources. As a result, we expect that it will become necessary, in the near future, to identify supplemental or replacement vendors for these services or to develop the resources ourselves to deliver these services. Our agreement with ClientLogic converts to a month-to-month contract on August 1, 2000, providing either party the right to terminate the relationship at any time upon one month's notice. Prior to that date, ClientLogic can terminate the contract without cause upon 90 days notice. In addition, ClientLogic may terminate the contract upon 60 days notice if we do not reach agreement with ClientLogic with regard to modifications ClientLogic proposes to the pricing terms of the contract within 60 days of the modifications being proposed. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are required to obtain externally or develop internally additional or replacement customer service and technical support capacity, our business and financial results may suffer.

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

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR MANAGERIAL, OPERATIONAL,
  FINANCIAL, AND INFORMATION SYSTEMS RESOURCES

    The anticipated future growth necessary to expand our operations will place a significant strain on our managerial, operational, financial and information systems resources. If we are unable to manage our growth effectively, our business and financial results will suffer. In order to achieve growth in revenues from Internet advertising, we will need to expand our sales efforts and continue to improve and develop our software. In order to achieve growth in revenues from our billable premium services, we will need to expand our marketing efforts, promote the Juno brand, expand the computer systems and related infrastructure we use to provide our Internet services, and increase both our internal and outsourced customer service capabilities. We expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. We had 65 employees at December 31, 1996, 152 employees at December 31, 1997, 144 employees at
December 31, 1998 and 263 employees at December 31, 1999, including 60 employees in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We have significantly increased our reliance on outsourced support for customer service, technical, and back-office functions. We expect the size of our own workforce and our reliance on outsourced services will continue to increase for the foreseeable future.

    The demand on our network infrastructure, technical staff and technical resources has grown rapidly with our expanding subscriber base. We cannot be certain that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate the anticipated growth of our subscriber base. In particular, if we were to experience repeated or prolonged system-wide service outages, our business and financial results would suffer.

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR
  COSTS

    Changes in the regulatory environment could decrease our revenues and increase our costs. As a provider of Internet access and e-mail services, we are not currently subject to direct regulation by the Federal Communications Commission. However, several telecommunications carriers are seeking to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers, and recent events suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

    We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

    - user privacy;

    - pricing;

    - intellectual property;

    - federal, state and local taxation;

    - distribution; and

    - characteristics and quality of products and services.

    Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Additionally, because we rely on the collection and use of personal data from our subscribers for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The Federal Trade Commission has begun investigations into the privacy practices of companies that collect information about individuals on the Internet. In addition, the FTC is conducting an ongoing investigation into the marketing practices of Internet-related companies, including Juno. As part of the FTC's activities, we have been requested to provide, and have provided, marketing-related and customer service-related information to the FTC. Depending on the outcome of the FTC inquiry, we could be required to modify our marketing or customer service practices in a way that could negatively affect our business.

    It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, while we do not currently operate outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on our business, especially if we should expand internationally.

    The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer. Please see "Item
1. Business--Government Regulation."

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

UNANTICIPATED DELAYS OR PROBLEMS IN THE INTRODUCTION OF NEW FEATURES OR SERVICES
  MAY CAUSE CUSTOMER DISSATISFACTION

    If we experience problems related to the reliability and quality of our services or delays in the introduction of new versions of or enhancements to our services, we could experience increased subscriber cancellations, adverse publicity and reduced sales of advertising and products. Our services are very complex and are likely to contain a number of undetected errors and defects, especially when new features or enhancements are first released. Furthermore, in order to introduce new features or enhancements, we may elect to license technology from other companies rather than develop such features or enhancements ourselves, and we may be exposed to undetected errors or defects in third-party technology that is out of our control. Any errors or defects, if significant, could harm the performance of these services, result in ongoing redevelopment and maintenance costs and cause dissatisfaction on the part of subscribers and advertisers. These costs, delays or dissatisfaction could negatively affect our business.

WE HAVE LIMITED EXPERIENCE WITH THE SOFTWARE WE USE TO BILL SUBSCRIBERS TO OUR
  BILLABLE PREMIUM SERVICES

    The operation of our billable premium services requires the accurate operation of billing system software as well as our development of policies designed to reduce the incidence of credit card fraud and other forms of uncollectable "chargebacks." We have limited experience with the operation of these billing and fraud detection systems. If we encounter difficulty with the operation of these systems, or if errors, defects or malfunctions occur in the operation of these systems, this could result in erroneous overcharges to customers or in the under-collection of revenue, either of which could hurt our business and financial results.

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

    In the past, we have contracted with DESCO, L.P. to provide accounting, tax, payroll, insurance, employee benefits and information technology services to us, and we may obtain these or other services from DESCO, L.P. in the future. At the current time, we sublease office space in New York City from DESCO, L.P. We cannot be sure that we would be able to lease other space on favorable terms in the event this sublease were to be terminated.

    In May 1999, we terminated an agreement with DESCO, L.P. under which individuals employed by its affiliates located in India provided consulting services to us. Following the termination of this agreement, these individuals became employees of a Juno subsidiary located in Hyderabad, India. We expect to continue to obtain some services in India from DESCO, L.P. or its affiliates.

    Dr. Shaw and entities affiliated with him are likely to manage, invest in or otherwise be involved with other technology-related business ventures apart from our company. These relationships could also restrict our ability to transact business with non-affiliated parties, and could negatively affect us.

OUR DIRECTORS AND OFFICERS EXERCISE SIGNIFICANT CONTROL OVER US

    As of February 14, 2000, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 45.8% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw.
Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of
D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of February 14, 2000, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 44.3% of our outstanding common stock as of that date. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

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

    We have been granted three U.S. patents covering aspects of our technology for the offline display of advertisements and the authentication and dynamic scheduling of advertisements and other messages to be delivered to computer users. We have also filed a number of other U.S. patent applications relating to additional aspects of our business. We cannot assure you, however, that these applications will result in the issuance of patents, that any patents that have been granted or that might be granted in the future will provide us with any competitive advantages or will be exploited profitably by us, or that any of these patents will withstand any challenges by third parties. We also cannot assure you that others will not obtain and assert patents against us which are essential for our business. If patents are asserted against us, we cannot assure you that we will be able to obtain license rights to those patents on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

    Except as described above, we rely solely upon copyright and trademark law, trade secret protection and confidentiality agreements with our employees and with some third parties to protect our proprietary technology, processes, and other intellectual property, to the extent that protection is sought or secured at all. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes, or other intellectual property. Furthermore, we cannot assure you that third parties will not assert claims against us for infringement and misappropriation of their intellectual property rights nor that others will not infringe or misappropriate our intellectual property rights, for which we may wish to assert claims.

PROBLEMS RESULTING FROM THE YEAR 2000 PROBLEM COULD REQUIRE US TO INCUR
  UNANTICIPATED EXPENSE AND COULD DIVERT MANAGEMENT'S TIME AND ATTENTION

    The Year 2000 problem could harm our business and financial results. Many currently installed computer systems and software products produced before January 1, 2000 were coded to accept or recognize only two-digit entries in the date code field. These systems may interpret the date code "00" as the year 1900 rather than the year 2000. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded or replaced to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. We are not aware of any material Year 2000 problems that have harmed or threaten to harm our business, but we cannot assure you that no such problems will emerge. Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, aspects of our normal business activities or operations. In addition, a significant Year 2000 problem involving our network services or equipment provided to us by third-party vendors could cause our customers to consider seeking alternate providers or cause an unmanageable burden on our customer service and technical support capabilities. Any significant Year 2000 problem could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000" for more detailed information regarding the Year 2000 issue.

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

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES

    Our business and financial results depend in part on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense, and has become more pronounced recently. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE
  ADDITIONAL FINANCING

    We currently anticipate that our available funds, which include
$81.1 million in net proceeds from our February 2000 follow-on offering of common stock, will be sufficient to meet our anticipated needs for at least the next 12 months. We may need to raise additional funds in the future to fund our operations, to finance subscriber acquisition costs, to enhance or expand the range of Internet services we offer or to respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer.

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

OUR STOCK PRICE HAS EXPERIENCED, AND IS LIKELY TO CONTINUE TO EXPERIENCE,
  EXTREME PRICE AND VOLUME FLUCTUATIONS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a)(1) Consolidated Financial Statements

    All consolidated financial statements of Juno Online Services, Inc. and the Report of Independent Accountants thereon are included herein:

Report of Independent Accountants...........................     55
Report of Management........................................     56
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     57
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997.........................     58
Consolidated Statement of Partners' Capital
  (Deficiency)/Statement of Stockholders' Equity for the
  years ended December 31, 1999, 1998, and 1997.............     60
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................     61
Notes to Consolidated Financial Statements..................     62

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Juno Online Services, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital (deficiency)/stockholders' equity and cash flows present fairly, in all material respects, the financial position of Juno Online Services, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 19, 2000,

except as to the follow-on offering
 described in Note 13, which is
 as of February 14, 2000

                              REPORT OF MANAGEMENT

    The management of Juno Online Services,, Inc. is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management, which it believes, are reasonable under the circumstances.

    The Company maintains a system of internal accounting policies, procedures and controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly.

    PricewaterhouseCoopers LLP audits the Company's consolidated financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the Company's internal controls and the fairness of its reported financial condition and results of operations. In addition, the Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.

CHARLES E. ARDAI
President, Chief Executive Officer and Director

RICHARD M. EATON, JR.
Chief Financial Officer and Treasurer

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 91,497   $ 8,152
  Accounts receivable, net of allowance for doubtful
    accounts of $544
    and $296 in 1999 and 1998, respectively.................     6,370     2,115
  Prepaid expenses and other current assets.................    15,437       168
                                                              --------   -------
    Total current assets....................................   113,304    10,435

Fixed assets, net...........................................     5,684     4,086
Other assets................................................       100       182
                                                              --------   -------
    Total assets............................................  $119,088   $14,703
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 29,800   $11,166
  Current portion of capital lease obligations..............     1,423       450
  Current portion of senior note............................        --     1,560
  Deferred revenue..........................................    14,510     5,602
                                                              --------   -------
    Total current liabilities...............................    45,733    18,778

Capital lease obligations...................................     1,455       609
Senior note.................................................        --     7,569
Deferred rent...............................................       252       335

Commitments and contingencies (Note 9)

Partners' capital (deficiency)..............................             (12,588)
Stockholders' equity:
  Preferred stock--$0.01 par value; 5,000,000 shares
    authorized, none
    issued and outstanding..................................        --
  Common stock--$0.01 par value; 133,333,334 shares
    authorized,
    34,833,568 shares issued and outstanding................       348
  Additional paid-in capital................................   123,530
  Unearned compensation.....................................      (745)
  Cumulative translation adjustment.........................        (1)
  Accumulated deficit.......................................   (51,484)
                                                              --------
    Total stockholders' equity..............................    71,648
                                                              --------   -------
    Total liabilities and stockholders' equity/partners'
      capital (deficiency)..................................  $119,088   $14,703
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Billable services.........................................  $ 34,545   $  6,645   $  1,371
  Advertising and transaction fees..........................    12,662      6,454      1,875
  Direct product sales......................................     4,794      8,595      5,845
                                                              --------   --------   --------
      Total revenues........................................    52,001     21,694      9,091
                                                              --------   --------   --------

Cost of revenues:
  Billable services.........................................    24,950      5,606      1,053
  Advertising and transaction fees..........................     4,675      3,725      1,659
  Direct product sales......................................     4,176      7,627      5,796
                                                              --------   --------   --------
      Total cost of revenues................................    33,801     16,958      8,508
                                                              --------   --------   --------

Operating expenses:
  Operations, free service..................................     6,698      9,383     11,075
  Subscriber acquisition....................................    47,651      5,334      3,140
  Sales and marketing.......................................    11,556     11,584     12,593
  Product development.......................................     7,232      7,345      4,860
  General and administrative................................     4,615      2,760      2,897
                                                              --------   --------   --------
      Total operating expenses..............................    77,752     36,406     34,565
                                                              --------   --------   --------
      Loss from operations..................................   (59,552)   (31,670)   (33,982)

Interest income, net........................................     3,718         44        243
                                                              --------   --------   --------
      Net loss..............................................  $(55,834)  $(31,626)  $(33,739)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

     (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND PER SHARE DATA)

                                                YEAR ENDED DECEMBER 31, 1999
                                           --------------------------------------
                                            TWO MONTHS     TEN MONTHS                   YEAR ENDED
                                              ENDED          ENDED                     DECEMBER 31,
                                           FEBRUARY 28,   DECEMBER 31,              -------------------
                                               1999           1999        TOTAL       1998       1997
                                           ------------   ------------   --------   --------   --------
Net loss attributable to common
  stockholders...........................    $ (4,350)      $(51,484)    $(55,834)  $(31,626)  $(33,739)
                                             ========       ========     ========   ========   ========
Basic and diluted net loss per Class A
  limited partnership unit...............    $  (0.25)                              $  (1.85)  $  (3.21)
                                             ========                               ========   ========
Basic and diluted net loss per share.....                   $  (2.07)
                                                            ========
Weighted average number of:
  Class A limited partnership units......      17,684                                 17,091     10,500
                                             ========                               ========   ========
  Shares of common stock.................                     24,877
                                                            ========
Pro forma basic and diluted net loss per
  share..................................                                $  (1.84)  $  (1.85)
                                                                         ========   ========
Weighted average shares outstanding used
  in pro forma basic and diluted per
  share calculation......................                                  30,339     17,091
                                                                         ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)/

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                       PARTNERS'
                                     CONTRIBUTIONS         COMMON STOCK       ADDITION                  CUMULATIVE
                                  -------------------   -------------------   PAID-IN      UNEARNED     TRANSLATION   ACCUMULATED
                                   UNITS      AMOUNT     SHARES     AMOUNT    CAPITAL    COMPENSATION   ADJUSTMENT      DEFICIT
                                  --------   --------   --------   --------   --------   ------------   -----------   -----------
Balance, December 31, 1996......    5,519    $ 24,831                                                                  $(26,835)
  Capital contributions.........   10,275      46,247                                                                         --
  Net loss......................       --          --                                                                   (33,739)
                                  -------    --------                                                                  ---------
Balance, December 31, 1997......   15,794      71,078                                                                   (60,574)
  Capital contributions.........    1,890       8,500                                                                         --
  Net loss......................       --          --                                                                   (31,626)
  Amortization of unearned
    compensation................       --          --                                                                         34
                                  -------    --------                                                                  ---------
Balance, December 31, 1998......   17,684      79,578                                                                   (92,166)
  Net loss for the period
    January 1, 1999 to
    February 28, 1999...........       --          --                                                         --         (4,350)
  Effect of statutory merger
    (see Note 1)................  (17,684)    (79,578)       --        --     $(95,788)     $(728)            --          96,516
  Preferred stock accretion.....                             --        --         (151)         --            --              --
  Issuance of common stock, net
    of offering costs...........                          6,500      $ 65       77,220          --            --              --
  Issuance of common stock upon
    exercise of stock options...                            511         5          506          --            --              --
  Proceeds from the sale of
    preferred stock.............                                       --           59          --            --              --
  Conversion of redeemable
    convertible preferred stock
    to common stock.............                         27,823       278      141,251          --            --              --
  Net loss for the ten months
    ended December 31, 1999.....                             --        --           --          --            --        (51,484)
  Unearned compensation.........                                       --          433       (433)            --              --
  Amortization of unearned
    compensation................                             --        --           --         416            --              --
  Foreign currency adjustment...                                       --           --          --         $ (1)              --
                                  -------    --------    ------      ----     --------      ------         -----       ---------
Balance, December 31, 1999......       --    $     --    34,834      $348     $123,530      $(745)         $ (1)       $(51,484)
                                  =======    ========    ======      ====     ========      ======         =====       =========


                                   TOTAL
                                  --------
Balance, December 31, 1996......  $ (2,004)
  Capital contributions.........    46,247
  Net loss......................   (33,739)
                                  --------
Balance, December 31, 1997......    10,504
  Capital contributions.........     8,500
  Net loss......................   (31,626)
  Amortization of unearned
    compensation................        34
                                  --------
Balance, December 31, 1998......   (12,588)
  Net loss for the period
    January 1, 1999 to
    February 28, 1999...........    (4,350)
  Effect of statutory merger
    (see Note 1)................   (79,578)
  Preferred stock accretion.....      (151)
  Issuance of common stock, net
    of offering costs...........    77,285
  Issuance of common stock upon
    exercise of stock options...       511
  Proceeds from the sale of
    preferred stock.............        59
  Conversion of redeemable
    convertible preferred stock
    to common stock.............   141,529
  Net loss for the ten months
    ended December 31, 1999.....   (51,484)
  Unearned compensation.........        --
  Amortization of unearned
    compensation................       416
  Foreign currency adjustment...        (1)
                                  --------
Balance, December 31, 1999......  $ 71,648
                                  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(55,834)  $(31,626)  $(33,739)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,396      2,438        161
    Amortization of deferred rent...........................       (66)       157        244
    Amortization of unearned compensation...................       416         34         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (4,255)      (974)    (1,020)
      Prepaid expenses and other current assets.............   (15,269)     1,001       (983)
      Accounts payable and accrued expenses.................    18,616      2,861      1,401
      Deferred revenue......................................     8,908      5,251        345
                                                              --------   --------   --------
        Net cash used in operating activities...............   (45,088)   (20,858)   (33,591)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of fixed assets.................................    (1,359)    (1,942)    (3,270)
  Proceeds from sale of fixed assets........................        --        402         --
  Other assets..............................................        82        (95)       (87)
                                                              --------   --------   --------
        Net cash used in investing activities...............    (1,277)    (1,635)    (3,357)
                                                              --------   --------   --------
Cash flows from financing activities:
  Payments on capital lease obligations.....................      (816)      (754)       (62)
  Proceeds from senior note.................................        --     10,000         --
  Payments on senior note...................................    (9,129)      (871)        --
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................    61,859         --         --
  Capital contributions.....................................        --      8,500     50,182
  Net proceeds from issuance of common stock................    77,285         --         --
  Proceeds from issuance of common stock upon exercise of
    stock options...........................................       511         --         --
                                                              --------   --------   --------
        Net cash provided by financing activities...........   129,710     16,875     50,120
                                                              --------   --------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................    83,345     (5,618)    13,172

Cash and cash equivalents, beginning of period..............     8,152     13,770        598
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 91,497   $  8,152   $ 13,770
                                                              ========   ========   ========

Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    370   $    496   $    127

Supplemental schedule of noncash investing and financing
  activities:
  Capital lease obligations incurred for network
    equipment...............................................  $  2,635   $  1,018   $    857

  The accompanying notes are an integral part of these consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

1.  ORGANIZATION AND BUSINESS

    Juno Online Services, Inc. (the "Company" or "Juno") is a provider of Internet-related services throughout the United States. The Company offers several levels of service, ranging from basic dial-up Internet access--which is provided to the end user for free--to high-speed broadband Internet access, which is currently being tested in selected markets. Revenues are derived primarily from the subscription fees charged for use of the Company's premium services, from the sale of advertising, and from various types of electronic commerce.

    The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999. Prior to the announcement, the Company's free basic service provided only basic dial-up e-mail functionality. The results of operations presented have not been materially impacted by the expansion.

    The Company has experienced operating losses since its inception. Such losses are due to the Company's efforts to maximize the number of subscribers to both its free basic service and its premium services, and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users. The Company expects that it will continue to incur net losses as it expends substantial additional resources to accelerate its subscriber acquisition activities and to cover the increased costs associated with the service expansion it announced in December 1999. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

    Juno Online Services, Inc. is the surviving entity of a statutory merger with Juno Online Services, L.P. (the "Partnership"). On March 1, 1999, the Partnership and Juno Online Services, Inc., entities under common control, effected the statutory merger pursuant to which the Partnership was merged with and into Juno Online Services, Inc., in a manner similar to a pooling of interests (the "Statutory Merger"). This tax free transaction resulted in the combination of the Partnership with its wholly owned subsidiary, Juno Online Services, Inc. such that Juno Online Services, Inc. is the surviving entity. In connection with the Statutory Merger, the Class A Units of the Partnership were converted into Series A Redeemable Convertible Preferred Stock, and accumulated losses of the Partnership were reclassified to additional paid-in capital.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned (more than 99%), India-based subsidiary, Juno Online Services Development Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to use its judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. It is expected that such estimates, primarily valuation allowances,

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

will differ to some extent from the amounts ultimately realized due to uncertainties inherent in any such estimation process.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash balances at December 31, 1999 consisted of bank deposits with one institution and investment grade overnight securities. The Company reviews the credit ratings of its banking institutions on a regular basis.

REVENUE RECOGNITION

    Billable services revenues are recognized over the period services are provided. Prior to 1997, billable services revenues consisted primarily of technical support fees. Since 1998, billable services revenues consisted primarily of fees charged for our billable subscription services and technical support fees.

    Advertising and transaction fees are derived both from advertising, including the sale of impressions and sponsorships, and strategic marketing alliance contracts in which the Company receives a fee for displaying impressions or is compensated for generating leads or transactions. Impression-based contracts are generally structured to provide a fixed number of impressions on a fee-per-impression basis without regard to a specific period of time. These contracts tend to be short-term in nature and the Company's obligations are typically fulfilled over a period of a few months. Sponsorship contracts typically involve integration with the Company's portal site, such as placement of buttons that provide users with direct links to the advertiser's Web site. These contracts generally are for a fixed term and during 1999, the typical length of sponsorship contracts tended to be less than one year. Strategic marketing alliance contracts are generally structured over longer specific periods of time, ranging from a few months to several years. Strategic marketing alliance contracts generally provide the Company with guaranteed payments as advances against various forms of revenue-sharing for generating leads or transactions, or for producing and displaying impressions.

    Revenues generated by advertising and strategic marketing alliance contracts are generally recognized as earned, provided that the Company does not have any significant remaining obligations and collection is probable. Remaining obligations include the fulfillment of a fixed or guaranteed minimum number of impressions to be displayed or the achievement of performance targets. The earnings process typically coincides with when the impressions are displayed, leads or transactions are generated, or services performed. To the extent that guaranteed minimum impressions or performance targets exist for a specific time period, revenue is recognized at the lesser of the ratio of the obligations delivered over total obligations, or on a straight-line basis for the term of the contract. To the extent that guaranteed minimum impressions or performance targets exist and are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impressions are displayed or performance targets are achieved.

    Costs associated with advertising and strategic marketing alliance contracts, principally transmission, development, production and campaign management costs, are expensed as incurred.

    Revenues from direct product sales and delivery fees are recognized upon shipment of products to subscribers.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Revenues are reported net of a provision for sales allowances. Sales allowances and bad debt expenses were $449, $616 and $233 in 1999, 1998 and 1997, respectively.

    Deferred revenue consists of monthly and annual prepaid subscriber fees related to billable subscription services and advertising and transaction fees billed in advance of the performance of all or a portion of the related service.

FIXED ASSETS

    Fixed assets are stated at cost, net of accumulated depreciation and amortization, which is calculated on a straight-line basis over lives ranging from 3 to 5 years or, for leasehold improvements, over the life of the lease, if shorter.

LONG-LIVED ASSETS

    The Company periodically evaluates the net realizable value of long-lived assets, including fixed assets and other assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. In addition, the Company's evaluation considers nonfinancial data such as market trends, product and development cycles, and changes in management's market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value.

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

ADVERTISING AND SUBSCRIBER ACQUISITION COSTS

    The Company accounts for advertising and subscriber acquisition costs pursuant to Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." Accordingly, the Company expenses all costs of advertising as incurred. Advertising expenses for 1999, 1998 and 1997 were $39,871, $2,389 and $1,878, respectively.

MAINTENANCE AND REPAIRS

    These costs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

PRODUCT DEVELOPMENT COSTS

    The Company's product offerings are comprised of various features which contribute to the overall functionality and are delivered through client-side software, server-side software, and database applications which have been principally developed internally. Software development costs include direct labor

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and related overhead for software produced by the Company and the cost of software licensed from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the software is generally available. To date, the establishment of technological feasibility of the Company's products and the general availability of such software have substantially coincided. As a result, software development costs that qualify for capitalization have been insignificant and therefore, the Company has not capitalized any software development costs.

OPTION PLANS

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all equity-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures for employee unit option grants made in 1997 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and apply the pro forma disclosure provisions of SFAS 123.

INCOME TAXES

    Income taxes are accounted for under the assets and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

    Prior to the statutory merger on March 1, 1999, U.S. federal and state income taxes had not been provided for because the partners report their respective distributive share of the Company's income or loss on their respective returns.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company has limited its cash investments to investment grade overnight securities. Credit is extended to trade customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its trade customers and maintains an allowance for doubtful accounts. Credit risk with regard to the sale of products and billable subscription services is mitigated by the requirement of credit cards for purchases.

RECLASSIFICATION

    Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share.

                                                          YEAR ENDED DECEMBER 31, 1999
                                                   -------------------------------------------
                                                      TWO MONTHS        TEN MONTHS
                                                         ENDED            ENDED                    YEAR ENDED DECEMBER 31,
                                                     FEBRUARY 28,      DECEMBER 31,              ---------------------------
                                                         1999              1999        TOTAL         1998           1997
                                                   -----------------   ------------   --------   ------------   ------------
Numerator:
  Net loss available to common stockholders......     $    (4,350)     $   (51,484)   $(55,834)  $    (31,626)  $    (33,739)
                                                      ===========      ===========    ========   ============   ============
Denominator:
  Weighted average number of:
    Class A limited partnership units............      17,684,035                                  17,091,436     10,500,233
                                                      ===========                                ============   ============
    Shares of common stock.......................                       24,876,607
                                                                       ===========
    Basic and diluted net loss per Class A
      limited partnership unit...................     $     (0.25)                               $      (1.85)  $      (3.21)
                                                      ===========                                ============   ============
    Basic and diluted net loss per share.........                      $     (2.07)
                                                                       ===========

    Net loss per share for the year ended December 31, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger.

    The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Class A limited partnership units as shares of common stock and the conversion of Series B Redeemable Convertible Preferred Stock for the period following the March 1999 statutory merger.

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                   1999             1998
                                              --------------   --------------
Numerator:
  Net loss..................................   $   (55,834)     $   (31,626)
                                               ===========      ===========
Denominator:
  Weighted average number of:
      Shares of common stock................    20,933,828
      Class A limited partnership units
        treated as shares of common stock...                     17,091,436
  Redeemable Convertible Preferred Stock
    treated as shares of common stock:
      Series B..............................     2,380,301
      Series A (Class A limited partnership
        units prior to March 1, 1999).......     7,025,165
                                               -----------      -----------
      Denominator for pro forma basic and
        diluted net loss per share..........    30,339,294       17,091,436
                                               ===========      ===========
Pro forma basic and diluted net loss per
  share.....................................   $     (1.84)     $     (1.85)
                                               ===========      ===========

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

4.  FIXED ASSETS

    Fixed assets consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Computers, network equipment and software...................   $9,657     $5,672
Furniture and office equipment..............................      196        187
Leasehold improvements......................................      772        772
                                                               ------     ------
    Subtotal................................................   10,625      6,631
Accumulated depreciation and amortization...................   (4,941)    (2,545)
                                                               ------     ------
    Total...................................................   $5,684     $4,086
                                                               ======     ======

    Included in fixed assets is equipment acquired under capital leases, principally network equipment, of $4,621 and $1,995 as of December 31, 1999 and 1998, less accumulated amortization of $1,761 and $859, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Trade accounts payable....................................  $ 5,738    $ 2,315
Personnel and related expenses............................    5,437      4,038
Telecommunications services...............................    7,228      1,210
Customer service expenses.................................    1,199        857
Marketing expenses........................................    5,430        756
Other.....................................................    4,768      1,990
                                                            -------    -------
    Total.................................................  $29,800    $11,166
                                                            =======    =======

6.  RELATED PARTY TRANSACTIONS

    The Company is affiliated with a group of entities that are under control of or are subject to substantial influence by D. E. Shaw & Co., Inc.
("DESCO, Inc."). In 1997, D.E. Shaw & Co., L.P. ("DESCO, L.P."), an affiliate of DESCO, Inc., provided certain administrative and support services to the Company. Subsequent to 1997, DESCO, L.P. continues to provide these services to the Company at substantially reduced levels.

    The Company also leases office space from DESCO, L.P. on a month-to-month basis. DESCO, L.P. is paid a fee for certain occupancy costs.

    Prior to May 1999, the Company was a party to a services agreement with an India-based affiliate of DESCO, L.P. DESCO, L.P. was paid a fixed monthly fee for engineering and operations services rendered, and was reimbursed for incidental expenses. In May 1999, this agreement was terminated. The

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

Company is currently obtaining occupancy and related services from an affiliate of DESCO, L.P. on a month-to-month basis.

    The aggregate amounts and nature of the expenditures made by DESCO, L.P. and its affiliate on behalf of the Company were as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
India-based engineering and operations expense..............   $  870     $1,454     $   --
Personnel and related expenses..............................      244        521      1,561
Depreciation and leased equipment...........................       --         --        617
Occupancy costs.............................................      867        338        784
Other operating expenses....................................      150        375      1,362
                                                               ------     ------     ------
      Total.................................................   $2,131     $2,688     $4,324
                                                               ======     ======     ======

    In 1998, the Company transferred fixed assets with a net book value of $402 to DESCO, L.P.

GENERAL PARTNER FEES AND OTHER COMPENSATION

    Prior to the Statutory Merger, the Partnership's general partner was entitled to a monthly management fee equal to one-twelfth of one percent of the aggregate value of all outstanding limited partnership Units (or other property into which such Units have been converted) as of the most recent Valuation Event (as specified in the limited partnership agreement, as amended) as compensation for managing the affairs of the Partnership. In 1999, 1998 and 1997, the Partnership's general partner elected to waive management fees of $52, $285 and $81, respectively.

7.  OBLIGATIONS UNDER CAPITAL LEASES

    The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of December 31, 1999:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $1,555
2001........................................................   1,209
2002........................................................     306
2003........................................................      36
                                                              ------
      Total minimum lease payments..........................   3,106
Less: Amount representing interest..........................    (228)
                                                              ------
      Present value of the minimum lease payments...........  $2,878
                                                              ======

    Included in total minimum lease payments above are $67 of obligations under capital leases for network equipment that were assigned to the Company by DESCO, L.P. As the original lessee, DESCO, L.P. remains responsible under these lease agreements in the event of a default by the Company.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

8.  BORROWINGS

SENIOR NOTE

    On March 31, 1998, the Company borrowed $10,000 from D. E. Shaw Securities Group, L.P. ("Shaw Securities"), pursuant to an unsecured Senior Note (the "Senior Note"). Shaw Securities, whose general partner is DESCO, L.P. is an affiliate of the Company. The Senior Note, as amended, had an interest rate computed at the Federal Funds Rate plus 0.375%. In June 1999, the Company repaid the balance of the Senior Note in the amount of $8,634, including accrued interest.

    The Company's interest expense under the Senior Note was approximately $182 and $418 for the years ended December 31, 1999 and 1998, respectively.

CREDIT FACILITY

    On July 28, 1999, the Company entered into a credit facility with a bank (the "Facility") that provides for borrowings up to $10,000. Borrowings can be in the form of advances and/or standby letters of credit. The Facility expires on July 27, 2000. The Facility is collateralized by substantially all of the assets of the Company. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the facility bear interest at the bank's prime rate (8.50% at December 31, 1999). All outstanding borrowings under the Facility are due upon the expiration of the Facility. The Company also pays specified fees on the unused portion of the Facility and on any standby letters of credit. Under the terms of the Facility, the Company is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing. As of December 31, 1999 there were no amounts outstanding under the Facility.

9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company has committed to minimum usage levels for certain telcommunications services. In connection with the Company's expansion of its free basic service to include full Internet access announced in December 1999, the Company entered into a port leasing agreement for telecommunications services requiring minimum payments of $13.3 million. The remaining commitments as of December 31, 1999, under these agreements are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $11,470
2001........................................................    1,947
                                                              -------
Total minmum lease payments.................................  $13,417
                                                              =======

    Telecommunications services expense for the years ending December 31, 1999, 1998 and 1997 was $14,394, $8,772 and $7,155, respectively.

    The Company has also entered into various non-cancellable operating leases. DESCO, L.P. has also entered into a leasing arrangement for office space used by the Company. A portion of the Company's operations are located in a single location that is leased by DESCO, L.P. The Company, which benefits from the use of this office space, has agreed to assume performance of DESCO, L.P.'s payment obligations

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

under the lease to the extent the Company occupies such office space. Minimum lease payments below include $3,189 related to this arrangement with DESCO, L.P. The remaining commitments under these operating leases and this arrangement are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $1,067
2001........................................................     981
2002........................................................   1,000
2003........................................................     245
                                                              ------
Total minimum lease payments................................  $3,293
                                                              ======

    The Company's rental expense under operating leases in the years ended December 31, 1999, 1998 and 1997, was approximately $2,100, $1,070 and $889, respectively.

CONTINGENCIES

    Various claims and actions have been asserted or threatened against the Company in the ordinary course of business. There are no threats, asserted claims or actions, the outcome of which, in the opinion of management, would have a materially adverse effect on the Company's consolidated financial position, results of operations, and cash flows.

10.  STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

INITIAL PUBLIC OFFERING

    On May 25, 1999, the Company completed its initial public offering of 6,500,000 shares of common stock at $13.00 per share. Net proceeds received by the Company, after deducting offering costs, totaled $77,285.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In 1999, the Company, after giving effect to the Statutory Merger, received $61,859 in proceeds net of $3,200 of issuance costs, for the issuance of 10,138,716 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred"), $0.01 par value. In addition, 17,684,035 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred") were issued to the holders of Series A Partnership Units in connection with the Statutory Merger. Each share of the Series A Preferred and Series B Preferred were automatically converted into one share of Common Stock upon consummation of the initial public offering of the Company's common stock on May 25, 1999.

PARTNERS' CAPITAL

    Prior to the Statutory Merger, interests in the Partnership, in the form of Units, were comprised of Class A Units and Class B Units. As of the date of the Statutory Merger, an aggregate of 17,768,035 Class A Units were issued and outstanding and no Class B Units had been issued. In connection with the Statutory Merger, the Class A Units of the Partnership were converted into Series A Redeemable

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

10.  STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL (CONTINUED)

Convertible Preferred Stock, and accumulated losses of the Partnership were reclassified to additional paid-in capital (see Note 1, Organization and Business).

REVERSE STOCK SPLIT

    On April 19, 1999, the Company's Board of Directors authorized a reverse stock split. Accordingly, all share data and limited partnership units have been restated for the retroactive effect of the reverse split as if it had occurred at the beginning of the earliest period presented.

11. INCOME TAXES

    Subsequent to the Statutory Merger, the Company elected to be treated as a C Corporation under the Internal Revenue Code ("IRC"). Since March 1, 1999, the date of the Statutory Merger, the Company has incurred losses and generated a net operating loss carryforward of approximately $63,054 at December 31, 1999. This carryforward is available to offset future taxable income and expires in 2019.

    Section 382 of the IRC, as amended, places a limitation on the utilization of federal net operating loss carryforwards upon the occurrence of an ownership change. In general, a change in ownership occurs when a greater than 50 percent change in ownership takes place over a three year testing period. The annual utilization of net operating loss carryforwards generated prior to such change is limited, in any one year, to a percentage of the entity's fair value at the time of the change in ownership.

    Significant components of the deferred tax asset (estimated at an effective rate of 40%) at December 31, 1999 and March 1, 1999 are as follows:

                                                              DECEMBER 31, 1999   MARCH 1, 1999
                                                              -----------------   --------------
Deferred tax assets:
  Net operating loss........................................       $25,222           $    --
  Start-up costs, capitalized for tax purposes..............           767             1,314
  Accruals, reserves and other..............................         1,423             3,433
  Depreciation..............................................           511               499
                                                                   -------           -------
    Total deferred tax assets...............................        27,923             5,246

Less: valuation allowance...................................       (27,923)           (5,246)
                                                                   -------           -------
Deferred tax asset, net.....................................       $    --           $    --
                                                                   =======           =======

    The net operating loss carryforward and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $27,923 at December 31, 1999. The Company's operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be reasonably assured. Therefore, in consideration of the Company's losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance in the amount of $27,923 at December 31, 1999 to offset the deferred tax benefit amount.

    Prior to the Statutory Merger on March 1, 1999, U.S. federal and state income taxes had not been provided because the partners reported their respective share of the Partnership's losses on their

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

11. INCOME TAXES (CONTINUED)

respective returns. The Partnership had incurred accumulated book and tax losses of $96,516 and $82,513, respectively, through February 28, 1999. Had the Partnership been subject to corporate income taxes, it would have recorded a deferred tax asset, subject to a full valuation allowance.

    The deferred tax asset at March 1, 1999, subject to a full valuation allowance, was generated by the Partnership, through March 1, 1999, the date of the Statutory Merger. This deferred tax asset was made available to Juno Online Services, Inc., as the successor company following the Statutory Merger.

    The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. tax rate to net loss as follows:


Expected federal income tax at the statutory rate...........  (35.0)%
Losses incurred prior to Statutory Merger...................    2.7
State income taxes, net of federal tax benefit..............   (5.0)
Exercise of nonqualified stock options......................   (3.4)
Other.......................................................    0.1
Increase in valuation allowance.............................   40.6
                                                              -----
Income tax rate as recorded.................................     --%
                                                              =====

12.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

    In March 1999, the Company implemented its 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan serves as the successor equity incentive program to the 1997 Class B Unit Option/Issuance Plan (the "1997 Plan"). Under the 1999 Plan, 5,768,611 shares have been authorized subject to automatic increases in January of each year. On the effective date of the 1999 Plan, shares authorized for issuance and options issued and outstanding under the 1997 Plan were incorporated into the 1999 Plan. No further option grants will be made under the 1997 Plan. The exercise price shall not be less than the fair market value on the date of grant of the option and shall not be less than 110% of the fair market value on the date of grant to any 10% owners of the Company. In general, the options vest at a rate of 25% annually on the anniversary of the grant date and expire 10 years from the date of grant.

    For the years ended December 31, 1999 and 1998, the Company recorded unearned compensation of $433 and $762, respectively, for options issued below deemed fair value for accounting purposes. This amount is being charged to compensation expense over a four year period (the vesting period of the options).

    The 1999 Stock Incentive Plan includes four programs. The first provides for the discretionary grant of options to purchase common shares to employees, consultants, and members of the board of directors. The second allows individuals to purchase shares or receive them as a bonus tied to the performance of services. The third allows executive officers and other highly compensated employees to apply a portion of their salary to the acquisition of special below-market stock option grants. No such grants have been made to date. The fourth program automatically grants options at periodic intervals to eligible non-employee board members.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    The following information relates to options issued to purchase common stock under the 1999 Plan:

                                                   1999                   1998                   1997
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                            SHARES     AVERAGE     SHARES     AVERAGE     SHARES     AVERAGE
                                             UNDER     EXERCISE     UNDER     EXERCISE     UNDER     EXERCISE
                                            OPTION      PRICE      OPTION      PRICE      OPTION      PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Options outstanding, beginning of year...  2,584,369    $0.67     1,360,103    $0.45            --    $  --
Options granted..........................  2,798,843    13.06     1,577,437     0.84     1,495,546     0.45
Options exercised........................   (510,762)    0.99            --       --            --       --
Options forfeited........................   (515,883)    4.49      (353,171)    0.45      (135,443)    0.45
                                           ---------              ---------              ---------

Options outstanding, end of year.........  4,356,567    $8.15     2,584,369    $0.67     1,360,103    $0.45
                                           =========              =========              =========

                                                                OPTIONS                   WEIGHTED
                                                              OUTSTANDING    WEIGHTED      AVERAGE
                                                                  AT         AVERAGE      REMAINING
                                                             DECEMBER 31,    EXERCISE    CONTRACTUAL
                                                                 1999         PRICE     LIFE IN YEARS
                                                             -------------   --------   -------------
At $0.45 to $0.90..........................................    1,272,417      $0.46          7.8
At $1.35 to $5.18..........................................      503,103       1.43          8.8
At $8.94 to $13.00.........................................    1,447,969      11.33          9.3
At $14.25 to $19.88........................................    1,116,278      15.50          9.7
At $22.94 to $45.00........................................       16,800      28.19          9.6

    The Company accounts for its equity-based compensation in accordance with APB Opinion No. 25 and its related interpretations.

    Had the Company's equity-based employee compensation been determined by the fair-value based method of SFAS 123, the Company's net loss on a pro-forma basis for the years ended December 31, 1999 would have been $(58,662). Net loss on a pro-forma basis was not materially impacted for the years ended December 31, 1998 and 1997.

    For disclosure purposes, the fair value of all options granted during 1999 was determined using the Black-Scholes option-pricing model. The fair value for 1999 option grants was based on an average risk-free interest rate of 4.92%, zero dividend yield, volatility of 85%, and an expected life of 5 years.

STOCK PURCHASE PLAN

    In April, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 ESPP"). A total of 555,556 shares are available to be issued under the 1999 ESPP. The 1999 ESPP allows eligible employees to purchase shares of common stock at semi-annual intervals, through periodic payroll deductions of up to 15% of cash earnings, as defined. The purchase price per share is 85% of the lower of the fair market value on the eligible employee's entry date or the fair market value on the semi-annual purchase date. The 1999 ESPP will terminate no later than the last business day in July 2009.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED CONTRIBUTION PLAN

    The Company is a participating employer in a tax-qualified retirement plan (the "Savings Plan") under Section 401(k) of the IRC. Under the Savings Plan, participating employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service ("IRS") annual contribution limit. The Company matches 50% of each employee's contribution up to a maximum of 6% of the employee's eligible earnings. In 1999, 1998 and 1997 the Company match was $394, $238 and $159, respectively. Company matching payments vest over 7 years.

13.  SUBSEQUENT EVENTS

SAVINGS PLAN

    Effective January 1, 2000, the Company implemented the Juno Online
Services, Inc. 401(k) Plan (the "2000 Savings Plan") under Section 401(k) of the IRC. Under the 2000 Savings Plan, eligible employees may defer a portion of their pre-tax earnings, up to 15% of their pre-tax earnings not to exceed the IRS annual limit. The Company will match 50% of each employee's contribution up to a maximum of 12% of the employee's eligible earnings. Company matching contributions vest over 4 years. Concurrent with this implementation, all balances from the Savings Plan were rolled into the 2000 Savings Plan and the vesting periods were retroactively adjusted to 4 years for all Company matching contributions.

FOLLOW-ON OFFERING

    On February 14, 2000, the Company completed its follow-on offering of 3,600,000 shares of common stock at $24.00 per share. Net proceeds received by the Company, after deducting offering costs, totaled $81,080.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 15, 2000, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 15, 2000, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 15, 2000, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 15, 2000, which information is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)Financial Statements

    References is made to the consolidated financial statements included in
Item 8 to this Report on Form 10-K.

    (a)(2)Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

                                                    BALANCE AT   ADDITIONS                   BALANCE AT
                                                    BEGINNING    COSTS AND                     END OF
CLASSIFICATION                                      OF PERIOD    EXPENSES    DEDUCTIONS(A)     PERIOD
--------------                                      ----------   ---------   -------------   ----------
                                                                      (IN THOUSANDS)
  Year ended December 31, 1999:
    Allowance for doubtful accounts...............     $296       $   449        $(201)        $   544
    Valuation allowance-deferred tax assets.......     $ --       $27,923        $  --         $27,923
  Year ended December 31, 1998:
    Allowance for doubtful accounts...............     $106       $   377        $(187)        $   296
  Year ended December 31, 1997:
    Allowance for doubtful accounts...............     $  9       $   233        $(136)        $   106

------------------------

(a) Represents sales concessions and accounts written-off as uncollectible.

    (a)(3)Exhibit Index

       EXHIBIT
       NUMBER                                   DESCRIPTION                                 PAGE
---------------------   ------------------------------------------------------------      --------
      3.1**             Certificate of Incorporation................................
      3.2**             Certificate of Amendment to Certificate of Incorporation,
                          filed March 1, 1999.......................................
      3.3**             Certificate of Amendment to Certificate of Incorporation,
                          filed March 1, 1999.......................................
      3.4**             Certificate of Amendment to Certificate of Incorporation,
                          filed March 4, 1999.......................................
      3.5**             Form of Amended and Restated Certificate of Incorporation in
                          effect following our initial public offering..............
      3.6**             Bylaws......................................................
      3.7**             Form of Amended and Restated Bylaws in effect following our initial public offering...................................
      4.1**             Specimen Common Stock certificate...........................
      4.2**             See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 for provisions defining the rights of holders of common stock of the
                          registrant................................................
     10.1**             1999 Stock Incentive Plan...................................
     10.2**             1999 Employee Stock Purchase Plan...........................
     10.3**             Amended and Restated Registration Rights Agreement..........
     10.4**+            Marketing Services Agreement, dated September 30, 1998,
                          among the registrant and Hartford Fire Insurance Company
                          and its affiliates/subsidiaries...........................
     10.5**+            Marketing Services Agreement, dated December 11, 1998,
                          between the registrant and AT&T Wireless Services, Inc....
     10.6**+            Distributor Agreement, dated March 12, 1998, between the
                          registrant and LCI International Telecom Corp.............
     10.7**+            Financial Services Marketing Agreement, dated February 17,
                          1999, between the registrant and First USA Bank, N.A......
     10.8**+            Master Service Agreement, dated August 1, 1998, between the registrant and Softbank Services Group....................
     10.9**             India Services Agreement, dated November 1, 1997, between
                          the registrant and D. E. Shaw & Co., L.P..................
     10.10**            Services Agreement, dated January 1, 1998, between the
                          registrant and D. E. Shaw & Co., L.P......................
     10.11**            Advertising Agreement, dated March 1, 1999, between the
                          registrant and News America Incorporated..................
     10.12(a)**         Employment Agreement, dated September 2, 1998, between the registrant and Charles Ardai..............................
     10.12(b)**         Employment Agreement, dated April 26, 1999, between the
                          registrant and Charles Ardai..............................
     10.13(a)**         Employment Agreement, dated June 10, 1998, between the
                          registrant and Robert Cherins.............................
     10.13(b)**         Employment Agreement, dated April 26, 1999, between the
                          registrant and Robert Cherins.............................
     10.14(a)**         Employment Agreement, dated April 6, 1998, between the
                          registrant and Mark Moraes................................
     10.14(b)**         Employment Agreement, dated October 6, 1999, between the
                          registrant and Mark Moraes................................

       EXHIBIT
       NUMBER                                   DESCRIPTION                                 PAGE
---------------------   ------------------------------------------------------------      --------
     10.15**            Employment Agreement, dated September 25, 1998, between the registrant and Richard Eaton..............................
     23.2               Consent of PricewaterhouseCoopers LLP.......................
     27.1**             Financial Data Schedule for the twelve months ended
                          December 31, 1998.........................................
     27.2**             Financial Data Schedule for the twelve months ended
                          December 31, 1999.........................................

------------------------

**  Previously filed.

+   Confidential treatment requested for portions of this agreement.

    (b) Reports on Form 8-K

       None

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2000:

                                                      JUNO ONLINE SERVICES, INC.

                                                                    /s/ CHARLES E. ARDAI
                                                      ------------------------------------------------
                                                             Charles E. Ardai
                                                      Name:
                                                             President, Chief Executive Officer and
                                                             Director
                                                      Title:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2000.

SIGNATURE                                      TITLE
---------                                      -----
            /s/ CHARLES E. ARDAI               President, Chief Executive Officer and
--------------------------------------------   Director
              Charles E. Ardai                 (principal executive officer)

          /s/ RICHARD M. EATON, JR.
--------------------------------------------   Chief Financial Officer and Treasurer
            Richard M. Eaton, Jr.              (principal accounting and financial officer)

             /s/ EDWARD J. RYEOM
--------------------------------------------   Director
               Edward J. Ryeom

            /s/ LOUIS K. SALKIND
--------------------------------------------   Director
              Louis K. Salkind

              /s/ DAVID E. SHAW
--------------------------------------------   Director
                David E. Shaw