Form 10-Q
period 2000-03-31
JUNO ONLINE SERVICES INC
filed 2000-05-15
CIK 1018035

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO _____

                             COMMISSION FILE NUMBER:
                                    000-26009
                                    ---------

                           JUNO ONLINE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         13-3914547
-------------------------------             -----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                        1540 BROADWAY, NEW YORK, NY 10036
               ---------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

               Yes     X                    No
                   --------                    --------

As of April 30, 2000, there were 38,706,502 shares of the Registrant's common stock outstanding.

                               INDEX TO FORM 10-Q

                                       FOR

                           JUNO ONLINE SERVICES, INC.

                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION.......................................................................     3

Item 1.       Condensed Consolidated Financial Statements (unaudited)................................     3

              Condensed Consolidated Balance Sheets - March 31, 2000 and
                  December 31, 1999.....................................................................  3

              Condensed Consolidated Statements of Operations - Three months ended
                  March 31, 2000 and 1999...............................................................  4

              Condensed Consolidated Statement of Stockholders' Equity - Three months ended
                  March 31, 2000........................................................................  6

              Condensed Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2000 and 1999...............................................................  7

              Notes to Condensed Consolidated Financial Statements......................................  8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................................  10

PART II. OTHER INFORMATION...........................................................................     38

Item 1.       Legal Proceedings.........................................................................  38

Item 5.       Other Information ........................................................................  38

Item 6.       Exhibits and Report on Form 8-K...........................................................  39

Item 7.       Signatures................................................................................  40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          March 31,             December 31,
                                                            2000                    1999
                                                          ---------             ------------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................     $ 128,818              $  91,497
  Accounts receivable, net of allowance for
    doubtful accounts of $703 and $544 in
    2000 and 1999, respectively.....................         9,909                  6,370
  Prepaid expenses and other current assets.........        13,288                 15,437
                                                         ---------              ---------
    Total current assets............................       152,015                113,304

Fixed assets, net...................................         6,822                  5,684
Other assets........................................           429                    100
                                                         ---------              ---------
    Total assets....................................     $ 159,266              $ 119,088
                                                         =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............     $  33,796              $  29,800
  Current portion of capital lease obligations......         1,298                  1,423
  Deferred revenue..................................        16,374                 14,510
                                                         ---------              ---------
    Total current liabilities.......................        51,468                 45,733

Capital lease obligation............................           751                  1,455
Deferred rent.......................................           228                    252
Deferred revenue....................................           495                     --

Commitments and contingencies

Stockholders' equity:
  Preferred stock--$0.01 par value: 5,000,000 shares
    authorized none issued and outstanding..........            --                     --
  Common stock--$0.01 par value: 133,333,334 shares
    authorized, 38,645,583 and 34,833,568 shares
    issued and outstanding in 2000 and 1999,
    respectively....................................           386                    348
  Additional paid-in capital........................       205,706                123,530
  Unearned compensation.............................          (657)                  (745)
  Cumulative translation adjustment.................            (1)                    (1)
  Accumulated deficit...............................       (99,110)               (51,484)
                                                         ---------              ---------
    Total stockholders' equity......................       106,324                 71,648
                                                         ---------              ---------
    Total liabilities and stockholders' equity......     $ 159,266              $ 119,088
                                                         =========              =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000                1999
                                                    -------              -------
Revenues:
  Billable services.............................    $  16,736            $  5,806
  Advertising and transaction fees..............        6,409               2,265
  Direct product sales..........................          902               1,649
                                                    ---------            --------
    Total revenues..............................       24,047               9,720
                                                    ---------            --------

Cost of revenues:
  Billable services.............................       12,040               4,678
  Advertising and transaction fees..............        1,750               1,080
  Direct product sales..........................          856               1,424
                                                    ---------            --------
    Total cost of revenues......................       14,646               7,182
                                                    ---------            --------

Operating expenses:
  Operations, free service......................        6,144               1,846
  Subscriber acquisition........................       44,751               2,700
  Sales and marketing...........................        3,615               2,312
  Product and development.......................        2,463               1,854
  General and administrative....................        1,776                 704
                                                    ---------            --------
    Total operating expenses....................       58,749               9,416
                                                    ---------            --------
    Loss from operations........................      (49,348)             (6,878)

Interest income, net............................        1,722                 111
                                                    ---------            --------
    Net loss....................................    $ (47,626)           $ (6,767)
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

                                                                         Three Months Ended March 31, 1999
                                                                         ---------------------------------
                                                         Three Months    Two Months    One Month
                                                            Ended          Ended         Ended
                                                           March 31,    February 28,     March 31,
                                                             2000            1999          1999       Total
                                                         ------------    ----------    ----------    -----
Net loss attributable to common stockholders........     $  (47,626)     $  (4,350)    $  (2,417)    $  (6,767)
                                                         ==========      =========     =========     =========
Basic and diluted net loss per share................     $    (1.28)                   $  (11.14)
                                                         ==========                    =========
Basic and diluted net loss per Class A limited
  partnership unit..................................                     $   (0.25)
                                                                         =========

Weighted average number of:
  Shares of common stock............................         37,086                          217
                                                         ==========                    =========
  Class A limited partnership units.................                        17,684
                                                                         =========

Pro forma basic and diluted net loss per share......                                                 $   (0.32)
                                                                                                     =========

Weighted average shares outstanding used in
  pro forma basic and diluted per share
  calculation.......................................                                                    21,225
                                                                                                     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                          Common Stock       Additional                   Cumulative
                                        ----------------      Paid-in        Unearned     Translation     Accumulated
                                        Shares    Amount      Capital      Compensation   Adjustment      Deficit           Total
                                        ------    ------     ----------    ------------   -----------     -----------       -----
Balance, December 31, 1999 ..........   34,834    $  348     $ 123,530     $  (745)       $   (1)         $ (51,484)      $  71,648

  Issuance of common stock, net of
    offering costs...................    3,600        36        81,044          --            --                 --          81,080
  Issuance of common stock upon
    exercise of stock options........      147         1           445          --            --                 --             446
  Issuance of common stock in
    connection with employee
    stock purchase plan..............       65         1           714          --            --                 --             715
  Forfeitures of unearned
    compensation.....................       --        --           (27)         27            --                 --              --
  Amortization of unearned
    compensation.....................       --        --            --          61            --                 --              61
  Net loss...........................       --        --            --          --            --            (47,626)        (47,626)
                                        ------    ------     ---------      ------        ------          ---------       ---------
Balance, March 31, 2000..............   38,646    $  386     $ 205,706      $ (657)       $   (1)         $ (99,110)      $ 106,324
                                        ======    ======     =========      ======        ======          =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                        2000                1999
                                                                      --------             -------
Cash flows from operating activities:
  Net loss......................................................      $  (47,626)          $   (6,767)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...............................             748                  567
    Amoritzation of deferred rent...............................             (19)                 (16)
    Amortization of unearned compensation.......................              61                   37
    Changes in operating assets and liabilities:
      Accounts receivable.......................................          (3,539)              (1,090)
      Prepaid expenses and other current assets.................           2,149              (11,019)
      Accounts payable and accrued expenses.....................           3,991               (1,285)
      Deferred revenue..........................................           2,359                3,326
                                                                      ----------           ----------
        Net cash used in operating activities...................         (41,876)             (16,247)
                                                                      ----------           ----------

Cash flows from investing activities:
  Purchases of fixed assets.....................................          (1,886)                (105)
  Other assets..................................................            (329)                 (45)
                                                                      ----------           ----------
        Net cash used in investing activities...................          (2,215)                (150)
                                                                      ----------           ----------

Cash flows from financing activities:
  Payments on capital lease obligations.........................            (829)                (193)
  Payments on senior note.......................................              --                 (317)
  Net proceeds from issuance of redeemable convertible
    preferred stock.............................................              --               61,800
  Net proceeds from issuance of common stock....................          81,080                   --
  Proceeds from issuance of common stock in connection with
    employee stock purchase plan................................             715                   --
  Proceeds from issuance of common stock upon exercise of
    stock options...............................................             446                  120
                                                                      ----------           ----------
        Net cash provided by financing activities...............          81,412               61,410
                                                                      ----------           ----------
        Net increase in cash and cash equivalents...............          37,321               45,013

Cash and cash equivalents, beginning of period..................          91,497                8,152
                                                                      ----------           ----------
Cash and cash equivalents, end of period........................      $  128,818           $   53,165
                                                                      ==========           ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest........................................      $       20           $      145

Supplemental disclosure of noncash investing and
  financing activities:
  Capital lease obligations incurred for network equipment......      $       --           $      252


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc. and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the "Company" or "Juno"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on February 15, 2000.

         The Company is a provider of Web access and other Internet-related services throughout the United States. The Company offers several levels of service, ranging from basic dial-up Internet access--which is provided to the end user for free--to high-speed broadband Internet access, currently available in selected markets. Revenues are derived primarily from the subscription fees charged for use of the Company's premium services, from the sale of advertising, and from various types of electronic commerce.

         The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999. Prior to the announcement, the Company's free basic service provided only basic dial-up e-mail functionality.

         The Company has experienced operating losses since its inception. Such losses are due, in part, to the Company's efforts to maximize the number of subscribers to both its free basic service and its premium services and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users. The Company expects that it will continue to incur net losses as it expends substantial additional resources to continue its subscriber acquisition activities in the second quarter of 2000 and to cover the increased costs associated with the service expansion it announced in December 1999. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

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

                    JUNO ONLINE SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED) (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)


2.  EARNINGS PER SHARE

      Basic and diluted net loss per share for the three months ended March 31, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger.

      The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Series A (Class A limited partnership units prior to March 1, 1999) and Series B Redeemable Convertible Preferred Stock as shares of common stock for the period following the March 1999 statutory merger.

                                                                  Three Months
                                                                     Ended
                                                                 March 31, 1999
                                                                 --------------
Numerator:
  Net loss................................................       $     (6,767)
                                                                 ============

Denominator:
  Weighted average number of:
    Shares of common stock................................             74,746
    Redeemable Convertible Preferred Stock treated
      as shares of common stock:
      Series B............................................          3,466,228
      Series A (Class A limited partnership units
        prior to March 1, 1999)...........................         17,684,035
                                                                 ------------

    Denominator for pro forma basic and diluted
      net loss per share..................................         21,225,009
                                                                 ------------
Pro forma basic and diluted net loss per share............       $      (0.32)
                                                                 ============

3.       FOLLOW-ON OFFERING

      On February 8, 2000, the Company completed a follow-on offering of 3,600,000 shares of common stock at $24.00 per share. Net proceeds received by the Company, after deducting offering costs, totaled $81,080.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUNO SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT AS WELL AS OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE INFORMATION UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 15, 2000. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUNO'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, AND IN OTHER REPORTS AND DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      Juno Online Services, Inc. is a leading provider of Web access and other Internet-related services to millions of computer users throughout the United States. We provide several levels of service, ranging from basic dial-up Internet access--provided to the end user for free--to high-speed broadband Internet access, currently available in selected markets. Our revenues are derived primarily from the fees we charge for the use of our premium services, from the sale of advertising, and from various types of electronic commerce.

      We launched our basic service in April 1996. Initially, this service provided only basic dial-up e-mail services. In July 1998, we introduced our first premium services, which offered features ranging from enhanced e-mail services to full access to the World Wide Web, and for which we charged subscription fees. In December 1999, we announced a major expansion of our services:

      o Our BASIC SERVICE now provides full Internet access for free in addition to e-mail.

      o JUNO WEB provides competitively priced premium Internet access, supplementing the features of the basic service with free live technical support and customer service, priority access to Juno's network, several hundred additional local access numbers, and the elimination of a persistent advertising and navigation banner that is displayed to our basic service users at all times while they are connected to the Web.

      o JUNO EXPRESS is a broadband service that provides all the features of Juno Web at speeds up to 21 times faster than an ordinary dial-up Internet connection. Among other benefits, this enables users to rapidly download high-bandwidth content such as video, music files, and software. Juno Express is currently being provided in 22 markets throughout the United States.

      In December 1999, in connection with the expansion of our free basic service, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

      The provision of full Internet access for free has significantly increased and is expected to continue to increase the costs associated with providing our basic service. These costs are reflected in the Operations, free service line of our statement of operations. In addition, we anticipate that we will continue to incur significant subscriber acquisition expenses at least through the second quarter of 2000 in order to fund subscriber growth in an attempt to gain market share. We believe that the expansion of our free basic service, which includes the introduction of a persistent advertising and navigation banner displayed at all times while a user is connected to the Web, will continue to generate a substantial amount of advertising inventory, representing a significant revenue opportunity. Our long-term strategy contemplates that we will be able to generate additional revenues from this banner sufficient to cover the increased costs associated with our service expansion and the cost of our subscriber acquisition efforts. In the near term, if our advertising and transaction fee revenues continue to rise and our telecommunication rates continue to decline on a per-subscriber basis, we expect that revenues associated with our free basic service could exceed the sum of the expenses reported on our Operations, free service line and the portion of our Cost of revenues line that is associated with the free basic service, perhaps as early as the second half of this year.

      We classify our revenues as follows:

     (1)  Billable services revenues, consisting of:

          (a) subscription fees that we receive from subscribers to our premium services;

          (b) technical support fees received when subscribers to our free basic service and subscribers automatically upgraded from Juno Gold to Juno Web in December 1999 call a 900 number for live assistance from a support technician and fees for other billable services; and

          (c) fees charged, at various times, for shipping and handling associated with mailing disks upon request to prospective Juno subscribers, and for short-term consulting engagements.

     (2) Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, our subscribers. These advertisements are displayed on the persistent advertising and navigation banner displayed while users of our free basic service are connected to the Web, within the main Juno software while a Juno subscriber reads or writes e-mail and on Juno's portal site.

     (3) Direct product sales, consisting of revenues generated from the sale of products directly by us to our subscribers and the associated shipping and handling fees.

      The introduction of our billable premium services significantly affected the composition of our revenues. We launched our premium services on July 22, 1998, and as of March 31, 2000, we had approximately 661,000 premium service subscribers. Since the launch of our billable premium services, billable services revenues have increased, in absolute terms, on a quarterly basis.

      We currently offer our billable premium services under a number of pricing plans. The list price for Juno Web is a flat rate of $19.95 per month, but since the launch of the service, we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as discounted flat-rate plans. The most common pricing plan for Juno Web, and the one we currently promote most, is a flat fee of $9.95 per month. Juno Express is currently being offered at $49.95 per month, and new subscribers currently receive their installation and equipment for free after a rebate of $198. Subscription revenues for our billable premium services accounted for approximately 97.4% of billable services revenues during the three months ended March 31, 2000.

      Our strategy contemplates continued growth in the number of subscribers to both our free basic service and our billable premium services during the second quarter of 2000. In the second quarter, we will devote significant resources to advertising and brand marketing designed to acquire new subscribers directly into each of our service levels and to encourage migration of our free basic service subscribers to our premium services. We currently expect that we will significantly reduce the level of direct mail and other subscriber acquisition activities, and therefore reduce subscriber acquisition expenditures, in the second half of 2000 as compared with the first half of 2000. In addition to direct marketing and advertising initiatives, we continually experiment with a wide range of product offerings, promotional and pricing plans, and features of our service as part of our overall subscriber acquisition and retention strategy. Our strategy contemplates that revenues for billable premium services are likely to remain the largest source of revenues for Juno in the immediate future.

      We face intense competition to acquire both free and billable service subscribers. Our competitors for such subscribers include companies that have substantially greater market presence and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into or renew agreements with distribution partners, necessitating price reductions for our billable services, or necessitating increased spending in areas such as marketing, telecommunications, and product development.

      We are subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers typically incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and experience relatively lighter usage and relatively fewer account registrations during the summer. We believe subscriber acquisition also tends to be most effective during the first and last calendar quarters of each year, and we may take these types of seasonal effects into consideration in scheduling our marketing activities. For example, we currently plan to send little or no direct mail during the months of June, July and August 2000. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The subscribers to our billable premium services, or a continued increase in the rate of cancellations of those services, would cause our business and financial results to suffer.

      Additionally, our strategy contemplates continued increases in revenues from advertising and transaction fees. We expect that strategic marketing alliances will continue to account for a significant portion of such revenues. This is due in part to our expectation that we may secure additional strategic marketing alliances, as well as to our expectation that we may earn incremental performance-based revenues beyond the minimum guaranteed revenues associated with some of these arrangements. We expect that revenues from direct product sales will be significantly reduced, or possibly eliminated, due to our strategic decision to focus increasingly on higher margin activities. Our competitors for revenues from advertising and electronic commerce include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including necessitating advertising rate reductions and limiting our ability to enter into or renew advertising agreements.

      Our principal expenses consist of marketing, telecommunications, customer service, and personnel and related costs. We have elected to obtain a number of services principally from third party providers. These include telecommunications services, customer service, and services related to the sale of certain advertising inventory and the delivery of the associated advertisements, and merchandising fulfillment for our direct product sales activities.

      We have incurred net losses of $195.6 million from our inception on June 30, 1995 through March 31, 2000. In addition, we have recorded cumulative unearned compensation of $1.2 million, which represents the difference between the exercise price and the deemed fair market value at the date of grant for shares of common stock issuable upon the exercise of stock options. Of the total unearned compensation amount, $61,000 and $416,000 was amortized for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively.

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

      Prior to March 1, 1999, we operated our business primarily through a limited partnership, Juno Online Services, L.P. On that date, we completed a statutory merger of Juno Online Services, L.P. into Juno Online Services, Inc., which had been a wholly owned subsidiary of Juno Online Services, L.P. Juno Online Services, Inc. is the surviving entity after completion of the statutory merger. The consolidated financial statements for 1999 included herein consist of the accounts of both Juno Online Services, L.P. and Juno Online Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Since we operated as a limited partnership prior to March 1, 1999, taxable losses incurred through that date have been allocated to the partners for reporting on their respective income tax returns. Accordingly, as of that date, we had no available net operating loss carryforwards available for federal and state income tax purposes to offset future taxable income, if any.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      REVENUES

      Total revenues increased $14.3 million, to $24.0 million for the three months ended March 31, 2000 from $9.7 million for the three months ended March 31, 1999, an increase of 147%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

      BILLABLE SERVICES. Billable services revenues increased $10.9 million, to $16.7 million for the three months ended March 31, 2000 from $5.8 million for the three months ended March 31, 1999, an increase of 188%. This increase was primarily due to a greater number of billable service subscribers in the three months ended March 31, 2000, as compared with the much smaller number in the year ago quarter. Our billable subscription services were introduced in July 1998. At March 31, 2000, there were approximately 661,000 billable service subscribers as compared with approximately 207,000 billable service subscribers at March 31, 1999.

      ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $4.1 million, to $6.4 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999, an increase of 183%. This increase was primarily due to larger average deal sizes associated with the shift in our emphasis towards strategic marketing alliances, and revenue earned from an increase in traffic to our Web site, partially offset by declines in the number of and the aggregate revenue generated from shorter term ad sales contracts. We expect that advertising and transaction fees will continue to grow in the future on an absolute basis and as a percentage of our total revenue. Barter transactions accounted for 5.5% and less than 1% of advertising and transaction fees for the three months ended March 31, 2000 and 1999, respectively.

      DIRECT PRODUCT SALES. Direct product sales decreased $0.7 million, to $0.9 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999, a decrease of 45.3%. This decline reflects our strategic decision to narrow the range of our direct product sales activities and the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales.

      COST OF REVENUES

      Total cost of revenues increased approximately $7.5 million, to $14.6 million for the three months ended March 31, 2000 from $7.2 million for the three months ended March 31, 1999, an increase of 104%. This increase was primarily due to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, during the three months ended March 31, 1999, cost of revenues related to billable services included the costs of mailing disks upon request to prospective Juno subscribers, who had to pay for delivery of the disks at that time. Additionally, during the three months ended March 31, 1999, cost of revenues related to billable services included personnel and related overhead costs associated with our performance of a short-term consulting engagement.

      Cost of revenues related to billable services increased approximately $7.4 million, to $12.0 million for the three months ended March 31, 2000 from $4.7 million for the three months ended March 31, 1999, an increase of 157%. This increase was primarily due to the costs of providing our billable subscription services to a substantially larger number of subscribers as compared with the number of subscribers in the year-ago quarter. Costs related to the provision of these billable subscription services, principally telecommunications, customer service, and technical support expenses, accounted for 88.6% of the total costs of revenues related to billable services during the three months ended March 31, 2000 and accounted for the majority of the increase. Cost of billable services revenues as a percentage of billable services revenues improved to 71.9% for the three months ended March 31, 2000 from 80.6% for the three months ended March 31, 1999. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates, partially offset by increased average hours of usage per subscriber.

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

      Cost of revenues for advertising and transaction fees increased $0.7 million, to $1.8 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999, an increase of 62.0%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 27.3% for the three months ended March 31, 2000 from 47.7% for the three months ended March 31, 1999. This improvement is primarily due to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread production costs, and improvements in our production and distribution methods.

      DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

      The cost of revenues for direct product sales decreased approximately $0.6 million, to $0.9 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999, a decrease of 39.9%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 94.9% for the three months ended March 31, 2000 from 86.4% for the three months ended March 31, 1999. This increase was primarily due to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise and additional promotional pricing in response to increasing competition in the computer hardware retail market, which category represents the majority of our merchandise sold.

      OPERATING EXPENSES

      OPERATIONS, FREE SERVICE. Operations, free service consists of the costs associated with providing our free basic service which, for most users during the three months ended March 31, 2000, included full Internet access rather than just e-mail functionality. During the three months ended March 31, 1999, our free basic service provided only e-mail functionality. Costs consist principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

      Expenses associated with operations, free service increased $4.3 million, to $6.1 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999, an increase of 233%. This increase was primarily due to additional telecommunications costs incurred as a result of the expansion of our free service to include full Internet access. We currently expect average hours of connection time by our free service subscribers to increase from approximately 2 to 3 hours per active free subscriber per month in March 2000 to more than 7 hours per active free subscriber per month by the end of 2000. The latter connection time is approximately half the connection time we currently experience with subscribers to our billable premium services. We believe that the expected increases in average connection times per active subscriber will be partially offset by declining telecommunication rates. However, there can be no assurance that telecommunication rates will decline to the extent expected or that average connection times will rise within expectations.

      SUBSCRIBER ACQUISITION. Subscriber acquisition costs include all costs incurred to acquire subscribers to either our free basic service or one of our billable premium services. These costs include the cost of direct mail campaigns, advertising through conventional and computer-based media, telemarketing, the production of advertisements to be displayed over the Juno services and transmission of such advertisements to our subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

      Subscriber acquisition costs increased $42.1 million, to $44.8 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. These increases are primarily due to costs related to external marketing, including direct mail campaigns, television and radio commercials, outdoor advertising and various other advertising activities, all of which are largely discretionary. This increase also reflects inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities. As a percentage of revenues, subscriber acquisition costs increased to 186% in the three months ended March 31, 2000 from 27.8% in the three months ended March 31, 1999. We expect subscriber acquisition costs to decrease slightly in the second quarter of 2000 and more significantly in the second half of the year.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of the personnel and related overhead costs of the following departments: advertising sales and business development; direct product sales; and product marketing. Also included are costs associated with trade advertising intended to support our advertising sales effort, corporate branding activities unrelated to subscriber acquisition, and public relations, as well as advertising production, advertising transmission, customer service and fulfillment costs associated with our direct product sales activities.

      Sales and marketing costs increased $1.3 million, to $3.6 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999, an increase of 56.4%. This increase is primarily due to additional personnel and related costs and commissions. As a percentage of revenues, sales and marketing costs improved to 15.0% in the three months ended March 31, 2000 from 23.8% in the three months ended March 31, 1999. This improvement was primarily due to an increase in revenues for the three months ended March 31, 2000 as compared to the year ago quarter.

      PRODUCT DEVELOPMENT. Product development includes research and development expenses and other product development costs. These costs consist primarily of personnel and related overhead costs as well as, for periods prior to May 1999, the costs associated with research and development and other product development activities performed for us on a contract basis by a related party in Hyderabad, India. We hired substantially all of these individuals as employees in May 1999.

      Product development costs increased $0.6 million, to $2.5 million for the three months ended March 31, 2000 from $1.9 million for the three months ended March 31, 1999, an increase of 32.8%. This increase is primarily due to additional personnel and related costs in both our domestic and India offices, partially offset by the lower costs associated with operating our India-based research and development efforts as a majority-owned subsidiary rather than obtaining these services on a contract basis. To date, we have not capitalized any expenses related to any software development activities.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

      General and administrative costs increased $1.1 million, to $1.8 million for the three months ended March 31, 2000 from $0.7 million for the three months ended March 31, 1999, an increase of 152%. This increase is primarily due to increased insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs were 7.4% for the three months ended March 31, 2000 and 7.2% for the three months ended March 31, 1999. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company, including investor relations programs and professional services fees. Accordingly, we anticipate that general and administrative expenses will increase in absolute dollar terms in the future.

      INTEREST INCOME, NET. Interest income, net increased to $1.7 million for the three months ended March 31, 2000, from $111,000 for the three months ended March 31, 1999. This increase is primarily due to interest income earned on higher average cash balances in the three months ended March 31, 2000 resulting from our initial public offering in May 1999 and our follow-on offering in February 2000.

QUARTERLY RESULTS OF OPERATIONS DATA

      The following table sets forth selected subscriber data for each of the five quarters ended March 31, 2000:

                                                 Mar. 31,        Dec. 31,       Sept. 30,       June 30,       Mar. 31,
Selected Subscriber Data:                         2000            1999            1999           1999           1999
------------------------                         -------         --------       ---------      ----------     -----------
Total registered subscriber accounts as
  of (1)..............................           9,430,000      8,137,000      7,613,000       7,175,000      6,817,000
Active subscriber accounts
   in month ended (2).................           3,053,000      2,394,000      2,326,000       2,311,000      2,464,000
Active Web-enabled
   subscribers in month ended (3).....           2,358,000        771,000        268,000         160,000        121,000
Billable service accounts
   as of (4)..........................             661,000        550,000        400,000         270,000        207,000

------------------------------------------

(1) Includes all subscriber accounts created since Juno's inception, computed after deduction of any accounts that have since been cancelled, but regardless of current activity, if any.

(2) Encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service. (Prior to this quarter, we reported the number of accounts that connected at least once during a given period, without regard to whether such accounts were free or billable. Application of this earlier reporting convention to the months ended December 31, 1999 and March 31, 2000 would have yielded active subscriber totals approximately 2.0% and 2.5% lower, respectively, than those shown above.)

(3) Refers to the subset of active subscriber accounts that have been centrally provisioned for, and provided with the client-side software necessary to access, not only e-mail, but also the World Wide Web, regardless of the extent, if any, to which such subscribers have actually used the Web.

(4) Represents the subset of active subscriber accounts that carry a charge for premium functionality.

LIQUIDITY AND CAPITAL RESOURCES

      Since our formation, we have financed our operations from funds generated by the sale of equity securities and borrowings. Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $195.6 million through March 31, 2000. As of March 31, 2000 we had $128.8 million in cash and cash equivalents.

      Net cash used in operating activities for the three months ended March 31, 2000, was $41.9 million, compared with $16.2 million for the three months ended March 31, 1999. Cash used in operating activities during the three months ended March 31, 2000 increased by $25.6 million as compared to the three months ended March 31, 1999. This increase was primarily the result of additional subscriber acquisition expenses, which comprised the significant portion of the overall increase in the net loss, partially offset by changes in other working capital accounts. During 1999, we prepaid $10.0 million of advertising costs, which are available to be used at any time prior to March 2001. At March 31, 2000, $6.5 million of the prepaid advertising remained unused.

      Net cash used in investing activities was $2.2 million and $0.2 million for the three months ended March 31, 2000, and 1999, respectively. The principal use of cash for the periods presented was for the purchase of fixed assets.

      Net cash provided by financing activities was $81.4 million and $61.4 million for the three months ended March 31, 2000 and 1999, respectively. Financing activities for the three months ended March 31, 2000 primarily included $81.1 million in net proceeds we received from our February 2000 follow-on offering of common stock. Financing activities for the three months ended March 31, 1999 primarily included $61.8 million of net proceeds received from our March 1999 private placement.

      In July 1999, we entered into a credit facility with a bank that provides for borrowings up to $10.0 million. Borrowings can be in the form of advances or standby letters of credit. The facility expires in July 2000. The facility is collateralized by substantially all of Juno's assets. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the facility bear interest at the bank's prime rate, 9.00% at March 31, 2000. Under the terms of the facility, Juno is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing. As of the date of this report, there were no amounts outstanding under the facility.

      We do not currently have any material commitments for capital expenditures outside of the normal course of business and recent historical trends. However, we may increase our capital expenditures and lease commitments beyond recent historical trends to expand our infrastructure to the extent that we anticipate growth of our subscriber base. We may also take advantage of opportunities to employ various cost-effective but capital-intensive approaches to the provision of our Internet services. As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. The expansion of our free basic service to include Web access may continue to significantly increase the telecommunications costs that we incur, to the extent that Web usage per subscriber or number of active subscribers continues to grow. We expect subscriber acquisition costs to decrease slightly in the second quarter of 2000 and more significantly in the second half of 2000. However, we believe subscriber acquisition expenses are likely to be significant in the long term in order to fund subscriber growth and help us gain market share. Expenditures associated with the purchase of telecommunications capacity are expected to continue to represent a material use of our cash resources. Subscriber acquisition expenditures, to the extent we undertake these activities, would also represent a material use of our cash resources.

      We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. One of the ways we manage cash flow is by adjusting our discretionary expenditures. Subscriber acquisition costs represent our primary discretionary expenditure and can be adjusted in response to such factors as seasonal variations in the cost-effectiveness of direct mail advertising, the availability of funding, and overall market conditions. Evaluating our loss before subscriber acquisition expenses, while not a measurement of financial performance under generally accepted accounting principles, can be a useful way to understand the effect that adjustments to discretionary costs might have on our cash flow. During the three months ended March 31, 2000, loss before subscriber acquisition expenses was $2.9 million, as compared to $4.1 million during the three months ended March 31, 1999. Overall net loss was $47.6 million during the three months ended March 31, 2000. We currently expect subscriber acquisition costs to decrease slightly in the second quarter of the year and more significantly in the second half of 2000. We may also seek to sell additional equity or debt securities or to increase, extend or supplement our existing credit facility. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board, issued interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Among the issues addressed in the interpretation are the definition of "employee" for purposes of applying APB 25, and the accounting for options that have been repriced. The interpretation will generally be effective beginning July 1, 2000. However, as it relates to repricings and the definition of an employee, the effective date is December 15, 1998, to be applied prospectively as of July 1, 2000. The implementation of the interpretive guidance is not expected to have a significant impact on Juno's consolidated financial position, results of operations and cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

BECAUSE WE HAVE OFFERED OUR BILLABLE PREMIUM SERVICES FOR LESS THAN TWO YEARS
   AND OUR FREE BASIC SERVICE IN ITS CURRENT FORM FOR LESS THAN TWO QUARTERS, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

    We have a limited operating history upon which you can evaluate our business and our services. We began offering our free basic service to the public in its original form in April 1996, first offered billable premium services to the public in July 1998 and expanded our basic service to include free Internet access in addition to e-mail in December 1999. As a company in the new and rapidly evolving market for Internet services, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

      o attract and retain subscribers to our free basic service and our billable premium services;

      o    anticipate and adapt to the changing Internet market;

      o    generate advertising and electronic commerce revenues;

      o maintain and develop strategic relationships with business partners to market their products over our services;

      o implement an effective marketing strategy to promote awareness of the Juno services;

      o respond to actions taken by our competitors and the entry of new competitors into our markets;

      o    develop and deploy successive versions of the Juno software;

      o operate computer systems and related infrastructure adequate to effectively manage our growth and provide our basic service and our billable premium services;

      o operate broadband Internet access services, whether independently or in collaboration with one or more third parties;

      o manage the billing systems used to invoice subscribers to our billable premium services; and

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

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE

      Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to promote awareness of these services and to grow our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998, $55.8 for the year ended December 31, 1999 and $47.6 million for the three months ended March 31, 2000. As of March 31, 2000, our accumulated net losses totaled $195.6 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997, $20.9 million for the year ended December 31, 1998 and $45.1 million for the year ended December 31, 1999. For the three months ended March 31, 2000, we used $41.9 million in cash for working capital purposes and to fund losses from operations. At March 31, 2000, $6.5 million remained prepaid for advertising that may be used at any time prior to March 2001.

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

      Since we expect to be heavily dependent on revenues from our billable premium services in the foreseeable future, our revenues are likely to be particularly affected by our ability to recruit new subscribers directly to our billable premium services, upgrade users of our free basic service to our billable premium services, and retain subscribers to our billable premium services. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term, except for subscriber acquisition expenses which are, for the most part, discretionary. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, which may cause our business and financial results to suffer.

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

THE EXPANSION OF OUR FREE BASIC SERVICE TO INCLUDE FULL WEB ACCESS INCREASES OUR
   TELECOMMUNICATIONS COSTS AND EXPOSES US TO ADDITIONAL BUSINESS RISKS

      In December 1999, we announced the expansion of our free basic service to include full Internet access, including access to the World Wide Web. We face numerous costs, risks, and uncertainties associated with this expansion, including the following:

      o SIGNIFICANT INCREASES IN OUR TELECOMMUNICATIONS COSTS. When using e-mail, subscribers need to be connected to our central computers for the relatively short period of time required to send e-mail they have written or download e-mail that has been sent to them. When using the Web, a subscriber must remain continuously connected to the Internet for the entire duration of a Web session. The expansion of our free basic service to include Web access has increased and is expected to increase the amount of time that users spend connected, and correspondingly to increase our telecommunications costs both on an absolute and a per-subscriber basis. The expansion of the service may also continue to attract a significant number of new subscribers to our free basic service, further increasing our telecommunications costs on an absolute basis. Our telecommunications costs represent one of the most significant expenses of providing our free basic service. We cannot assure you that we will be able to achieve reductions in our per-subscriber telecommunications costs, and if we are unable to achieve such reductions, our business and financial results will suffer.

      o OUR PAYING SUBSCRIBERS MAY CANCEL THEIR BILLABLE SERVICE SUBSCRIPTIONS AND SWITCH TO THE EXPANDED FREE SERVICE. Now that users of our basic service can access the Web for free, it is likely that some, and possibly many, Juno Web subscribers will cancel their billable service subscriptions and switch to the free basic service. If the number of Juno Web subscribers who switch to the free basic service is significant, our business and financial results may suffer.

      o USERS OF OUR EXPANDED FREE BASIC SERVICE MAY REACT NEGATIVELY TO THE PERSISTENT ADVERTISING BANNER DISPLAYED WHILE THEY USE THE WEB. Users of our expanded free basic service are required to view a prominent advertising and navigation banner at all times while they are connected to the Web. Some users, particularly those using low-resolution computer monitors to view the Web, may consider this banner to be intrusive to an extent that interferes with their use of the service. Some competitors have introduced free Internet access services that do not require the user to view an additional advertising banner. If these competitive services become popular, or if additional competitors introduce free Internet access services that do not require the user to view a persistent advertising banner, then our ability to retain users of our free basic service or our ability to derive revenue by displaying advertisements to such users may be harmed.

      o REVENUES GENERATED FROM THE SALE OF ADDITIONAL ADVERTISING INVENTORY CREATED BY THE EXPANSION OF OUR FREE BASIC SERVICE MAY BE INSUFFICIENT TO COVER OUR INCREASED COSTS. The expansion of our free basic service may make us more dependent on advertising as a source of revenue in the future. The addition of a persistent advertising banner displayed to users of our expanded basic service when they use the Web has created a significant amount of additional advertising inventory, and we have engaged a third party, 24/7 Media, to bear primary responsibility for the sales of this inventory in return for a commission. However, there can be no assurance that we will be able to generate significant revenues after commissions from the sale of this new advertising inventory, or that any portion of it that we, 24/7 Media, or any other agent that we might engage in the future, are able to sell will be sold at favorable rates. If we are unable to sell this inventory or to do so at favorable rates, our business and financial results may suffer.

OUR BUSINESS MAY SUFFER IF WE HAVE DIFFICULTY ACQUIRING SUBSCRIBERS TO OUR
   SERVICES

      We may not succeed in acquiring a sufficiently large subscriber base for our free basic service and our billable premium services, or in persuading a significant number of our free basic subscribers to upgrade to our premium services.

      To acquire new subscribers, we currently rely on multiple distribution channels for our free proprietary software that enables subscribers to use our services. Our ability to recruit new subscribers may depend on our ability to enter into additional distribution agreements and to retain our current distribution partners. We cannot be sure that we will be able to enter into additional, or maintain or replace our current, distribution agreements on favorable terms, or that any of our distribution partners will be able to market our services effectively. Many of our distribution partners also distribute competing products, and are free to terminate our distribution arrangements at their convenience. Our inability to recruit, manage or retain distribution partners, or the inability of these distribution partners to effectively promote and distribute our software, may cause our business and financial results to suffer.

      Our business strategy contemplates that a significant percentage of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying on this migration as a major source of subscribers to our billable premium services and, since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. Over time, repeated exposure to these advertisements may cause their effectiveness to decline. As a result, we expect that we will need to rely on more expensive forms of external marketing and promotion to attract additional users directly to our billable premium services, as well as to attract new users to our free basic service. There can be no assurance that our capital resources will be sufficient to allow us to undertake such, if any, marketing and promotional efforts. If our marketing techniques fail to generate the anticipated conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly into our billable premium services is greater than expected, if our available capital resources are not sufficient to allow us to continue our marketing campaigns, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results may suffer.

DIFFICULTY RETAINING SUBSCRIBERS TO OUR SERVICES MAY CAUSE OUR BUSINESS TO
   SUFFER

      Our business and financial results are also dependent on our ability to retain subscribers to our services. Each month, a significant number of subscribers to our billable premium services choose to cancel the service. In addition, each month a significant number of subscribers to our free basic service become inactive. In the past, we have experienced lengthy periods in which the total number of subscribers using our services in a given month remained relatively static despite our addition of a substantial number of new users to our services. We may experience similar patterns in the future. We believe that intense competition has caused, and may continue to cause, some of our subscribers to switch to other services. It is easy for Internet users to switch to competing providers and we cannot be certain that any steps we take will maintain or improve subscriber retention. In addition, new subscribers may decide to use our services out of curiosity regarding the Internet, or to take advantage of free or low-cost introductory offers for our billable premium services, and may later discontinue using our services. Furthermore, we may in the future charge a fee for our basic service or limit the amount a subscriber may use this service in a given period. In the event we were to implement these kinds of charges or restrictions, we may lose a significant number of our basic service subscribers. If we are unable to retain subscribers to both our basic service and our billable premium services, or if we experience an increase in the rate of cancellations by subscribers to our billable premium services, our business and financial results may suffer.

SOME USERS OF OUR FREE BASIC SERVICE MAY BE UNABLE TO ACCESS THE WEB

      In order to obtain access to the Web, users of our free basic service must be equipped with the latest version of our software, version 4.0, as well as a recent version of Microsoft Internet Explorer, the Web browsing software that our free basic service requires. At April 30, 2000, approximately 29% of active users of our free basic service users currently use versions of our software older than version 4.0. Although we plan to upgrade such users' software to version 4.0 automatically by downloading the newer version to their computer during one of their connections, technical constraints prevent us from completing automatic upgrades for users of the oldest versions of our software. Instead, these users must choose to install the current version of our software and, in some cases, need to be sent a copy of the software by mail before they can complete this process. Approximately 4% of our free basic service users currently use a version of the Microsoft Windows operating system older than Windows 95, and cannot upgrade to version 4.0 of the Juno software unless they upgrade to a more current version of Windows. There is a risk that some portion of our basic service user base will never upgrade to version 4.0 of the Juno software and will be unable to access the Web through our free basic service.

      If a significant percentage of our basic service users do not begin using the Web, our ability to display Web-related advertisements and generate associated revenues may be harmed.

OUR MARKETING PROGRAM MAY NOT SUCCEED IN GENERATING NEW SUBSCRIBERS OR IN
   PERSUADING SUBSCRIBERS TO UPGRADE TO OUR PREMIUM SERVICES

      We continue to incur significant costs related to the implementation of an extensive marketing campaign. This campaign is directed at encouraging users to sign up directly for either our free basic service or our billable premium services and persuading users of our free basic service to upgrade to our billable premium services. This marketing campaign includes forms of advertising, such as television and radio advertising, with which we have limited experience. There are risks that this campaign may not be effective in accomplishing one or both of these goals or that our available capital resources will not be sufficient to enable us to continue this campaign. In addition, it is possible that, over time, it will become more difficult and expensive to effectively market our premium services to users of our free basic service and that the rate at which users of the free basic service upgrade to our billable premium services will decline. Although many of our competitors have engaged in significant advertising campaigns for their services, we cannot predict the timing, the type, or the extent of future advertising activities by our competitors. Many of our competitors have greater financial resources than we do and have undertaken significant advertising campaigns utilizing the same advertising media that we use. It is possible that these campaigns will have an adverse effect on our own marketing plans or expenses. If we incur significant costs in implementing our marketing campaign without generating sufficient new subscribers to our services, or if capital limitations prevent us from implementing our marketing campaigns, our business and financial results will suffer.

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

      o Independent national Internet service providers such as EarthLink and Prodigy, including a number of companies, such as 1stUp, NetZero and Freei, that offer Web access for free;

      o Numerous independent regional and local Internet service providers that may offer lower prices than a national Internet service provider;

      o Various national and local telephone companies such as AT&T, MCI WorldCom and Pacific Bell;

      o Companies providing Internet access through "set-top boxes" connected to a user's television, such as WebTV, or through a "cable modem" connected to a user's personal computer, such as Excite@Home; and

      o Companies providing Internet access services using other broadband technologies, including digital subscriber line technology, commonly known as DSL, such as the Regional Bell Operating Companies and various partners of Covad, Rhythms, and NorthPoint.

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

      OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE

      Our competition has and is likely to continue to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Other Internet service providers are likely to begin offering free Internet access. Since our announcement of free Internet access in December 1999, a number of competitors have announced the introduction of services similar to ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. We have formed several such relationships, and have not found them effective as a means of attracting new subscribers to our services. There can be no assurance that any of the relationships we have formed will be successful as a means of attracting new subscribers, that they will be economically favorable, or that the terms of these relationships, or any strategic alliances we complete in the future, will turn out to be as favorable as those achieved by our competitors or favorable at all. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Competition could require us to increase our spending for sales and marketing as well as for subscriber acquisition in order to maintain our position in the marketplace, and could also result in increased subscriber attrition. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

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

      Juno Express, our premium billable service, delivers Internet access at broadband speeds through the use of DSL technology. As the Juno Express service is currently designed, before we can provide DSL-based service to a subscriber, the subscriber's local telephone company must either install and configure an additional copper telephone line at the subscriber's residence or reconfigure an existing telephone line if a line that can be dedicated exclusively to the DSL connection is available. Accordingly, consumers who wish to subscribe to Juno Express currently must go through a complex installation process, for which we are dependent on the performance of the local telephone company. We are also currently dependent on the performance of a national supplier of DSL services, Covad Communications, with whom we have chosen to partner for the delivery of Juno Express. Covad is responsible for completing the installation process begun by the local telephone company. Currently, a Covad technician must visit the residence of each Juno Express subscriber to complete any necessary wiring and to deliver and test DSL hardware. If our relationship with Covad is unsuccessful, or if Juno and Covad are unable to coordinate the installation of necessary telephone lines with local telephone companies, or if other factors delay or otherwise hinder our ability to complete the roll-out of Juno Express beyond the selected markets in which it is currently available, or if these or other factors affect our ability to introduce or deliver broadband services in a timely and cost-effective fashion, then our business and financial results may suffer.

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

      Sales of advertising space on our services represent an important revenue source for us. Our expansion of our free basic service to include Web access may increase our dependence on advertising revenues. Competition for Internet-based advertising revenues is intense, and this competition could result in significant price erosion over time. We cannot assure you that we will be successful in selling advertising or capturing a significant share of the market for Internet-based advertising. We also cannot assure you that we will be able to sell advertising at the rates we currently project. It is also possible that we will find it necessary to lower the rates for advertising space on our services. In addition, a substantial portion of our future advertising revenues are expected to be derived from the sale of advertising to other Internet companies, including companies that sell goods or services over the Web. As a result, our advertising revenues may be susceptible to trends that affect other Internet companies, and may be particularly dependent on whether other companies within the Internet community have capital available to pursue advertising and marketing campaigns that utilize our services.

      We currently rely on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. We also rely on revenue arrangements under third party relationships in which Juno receives revenue in return for the display of advertising sold by a third party partner. These include relationships with 24/7 Media and LookSmart Ltd. Under our agreement with 24/7 Media, we are entitled to a portion of the revenues earned from their sale of advertising on the persistent advertising and navigation banner that is displayed to users who access the Web using our expanded basic service. Under our agreement with LookSmart, LookSmart provides Internet search and directory features to our subscribers through the Juno portal site, and we are entitled to receive payments based on the volume of Web pages that are delivered to users of these features. Our relationship with LookSmart replaces a prior relationship with Lycos in which Lycos provided similar functionality to our users and we received a portion of revenue generated by Lycos. Our agreement with Lycos terminated effective May 15, 2000.

      We cannot be sure that our internal sales organization, 24/7 Media, or any other independent sales organization will achieve our advertising sales objectives in a cost-effective manner. If Internet-based advertising does not continue to grow, if we are unable to capture a sufficient share of Internet-based advertising, if 24/7 Media or other independent sales organizations do not perform as we anticipate, our business and financial results may suffer. We cannot be sure that our users will find the services provided by LookSmart useful, or that they will utilize LookSmart's search and directory features in a manner that generates significant revenue to Juno. If usage of the LookSmart features is less than projected, or if technical or integration issues delay the effective implementation of LookSmart's features, then our business and financial results may suffer.

OUR ADVERTISING SYSTEM REQUIRES LABOR AND IMPOSES COSTS ON US BEYOND THOSE
   ASSOCIATED WITH STANDARD WEB ADVERTISING

      Some of the advertising inventory available on our services is non-standard when compared to advertising on the Web and may put Juno at a competitive disadvantage. Although the persistent advertising and navigation banner shown to users of our free basic service when they access the Web utilizes standard Web formatting, the significant advertising inventory associated with the e-mail portion of our services employs non-standard formatting. The advertisements displayed while a subscriber reads and writes e-mail are created using proprietary tools that are not fully compatible with standard Web advertising. Therefore, many advertisements displayed on our services require customization that would not be required by a Web site capable of displaying previously prepared standard advertisements. This customization work increases the time necessary to prepare an advertisement to be displayed on our services and the costs associated with running these ads. We must also absorb the telecommunications cost associated with initially downloading these ads to our subscribers, which is an expense that advertising-supported Web sites do not incur. As ads become more complex, our telecommunications expenses may increase. Furthermore, the costs associated with selling or attempting to sell advertising space on our services are significant. These costs may be greater than the costs associated with selling advertising space on Web sites that exclusively utilize standard Web advertising formats. Additionally, our use of a proprietary advertising format could interfere with our packaging a significant portion of our advertising space for sale by an advertising network such as DoubleClick. We also rely on detailed data provided by our subscribers for purposes of targeting some ads. We do not currently verify the accuracy of this data at the time it is provided or require subscribers to update their information thereafter. Furthermore, individuals who subscribe directly to one of our billable premium services are not currently required to provide this data. Any of the above factors could discourage advertising on our network by some advertisers.

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

      As of March 31, 2000, we had contracted for the use of more than 2,800 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a significant minority of our subscriber base is unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection to the Web. The inability of some of our subscribers to access the Web with a local call in some areas of the country could harm our business. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

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

      Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Currently, we are particularly dependent on companies controlled by MCI WorldCom, which provide more than 1,000 of the more than 2,800 points of presence for which we contract in the United States, and which carry a significant percentage of our traffic. Furthermore, MCI WorldCom has announced that it will offer consumer Internet access, making it a direct competitor of ours. Additionally, MCI WorldCom has announced that it will merge with Sprint during 2000, subject to approval of their stockholders and the receipt of regulatory approvals. This merger will further concentrate our reliance on MCI WorldCom and the companies it controls. Our business could be significantly harmed if we are unable to maintain a favorable relationship with MCI WorldCom. We cannot assure you that we would be able to replace the services provided to us by MCI WorldCom were our relationship with them to be terminated.

      Our financial results are highly sensitive to variations in prices for the telecommunications services described above. We cannot assure you that telecommunications prices will decline, or that there will not be telecommunications price increases due to factors beyond our control. We cannot assure you that our telecommunications carriers will continue to provide us access to their points of presence on our current or better price terms, that the price terms that they do offer us, if any, will be sufficiently low to meet our needs, or that alternative services will be available in the event that their quality of service declines or that our relationship with any of our current carriers is terminated.

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

WE MAY NOT BE ABLE TO OBTAIN FAVORABLE FIXED-PRICE TERMS FOR A SIGNIFICANT
   PORTION OF OUR TELECOMMUNICATIONS NEEDS, AND THIS MAY AFFECT THE COST OF PROVIDING OUR EXPANDED FREE BASIC SERVICE.

    We currently purchase most of the telecommunications capacity we use from our network providers on a variable-price basis. Under this variable pricing model, we share points of presence with other Internet access providers and are charged at a specified rate for every minute during which a Juno subscriber is connected to one of our network providers' modems. In most cases, we have no control over how many modems are available at any given time for our subscribers' use or over the ratio of Juno subscribers to available modems.

    We believe that purchasing telecommunications capacity on a per-modem basis may enable us to lower our monthly per-subscriber telecommunications cost if we maintain a higher ratio of subscribers to modems than is typical in the industry, and that this may enable us to achieve economies in providing full Internet access for both free and billable services. Under this fixed-price model, we would contract for exclusive use of a certain number of modems and we would be charged the same amount regardless of the amount of data actually transmitted over the modems during a month.

      To date, we have entered into only one agreement under which we purchase telecommunications capacity on a per-modem basis, with a supplier operating in only a limited number of geographic markets, and we have reached an agreement with this supplier to reduce its obligation to provide and Juno's commitment to purchase modem ports on a fixed-price basis. It is possible that only limited, if any, additional modems may be available to us on fixed-price terms that are more favorable than the usage-related terms we currently obtain. If we are unsuccessful in securing favorable per-modem pricing from other suppliers, or if our current supplier continues to be unable or unwilling to accommodate our expansion, our business and financial results may suffer.

WE ARE DEPENDENT ON THIRD PARTIES FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND
   OUR BUSINESS MAY SUFFER IF THEY ARE UNABLE TO PROVIDE THESE SERVICES, CANNOT EXPAND TO MEET OUR NEEDS, OR IF THEY TERMINATE THEIR RELATIONSHIP WITH US

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

        At March 31, 2000, ClientLogic provided us with approximately 625 full-time or part-time employees at its facilities to service our account. We believe the availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we rely almost entirely on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. The growth of our subscriber base has caused waiting periods for technical and customer support to lengthen recently. Reducing these waiting periods and accommodating potential future growth will require significantly more support personnel than are currently available to us through ClientLogic. Additionally, if we elect to offer customer service features that we do not currently support, or to enhance the overall quality of our customer support for competitive reasons, we will require even greater resources. As a result, we expect that it may become necessary, in the near future, to identify supplemental or replacement vendors for these services or to develop the resources ourselves to deliver these services. Although we are currently renegotiating the terms of our relationship with ClientLogic, our current agreement converts to a month-to-month contract on August 1, 2000, providing either party the right to terminate the relationship at any time upon one month's notice. Prior to that date, ClientLogic can terminate the contract without cause upon 90 days notice. In addition, ClientLogic may terminate the contract upon 60 days notice if we do not reach agreement with ClientLogic with regard to modifications ClientLogic proposes to the pricing terms of the contract within 60 days of the modifications being proposed. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are required to obtain externally or develop internally additional or replacement customer service and technical support capacity, our business and financial results may suffer.

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

IF OUR BUSINESS WERE TO GROW RAPIDLY, SUCH GROWTH COULD STRAIN OUR MANAGERIAL,
   OPERATIONAL, FINANCIAL, AND INFORMATION SYSTEMS RESOURCES

      If our subscriber base were to grow significantly, we would need to expand our operations, placing a significant strain on our managerial, operational, financial and information systems resources. If we were unable to manage such growth effectively, our business and financial results would suffer. In order to achieve growth in revenues from Internet advertising, we will need to expand our sales efforts and continue to improve and develop our software. In order to achieve growth in revenues from our billable premium services, we will need to expand our marketing efforts, promote the Juno brand, expand the computer systems and related infrastructure we use to provide our Internet services, and increase both our internal and outsourced customer service capabilities. We expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. We had 65 employees at December 31, 1996, 152 employees at December 31, 1997, 144 employees at December 31, 1998 and 263 employees at December 31, 1999, including 60 employees in India, and 291 employees at March 31, 2000, including 61 employees in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We have significantly increased our reliance on outsourced support for customer service, technical, and back-office functions. We expect the size of our own workforce and our reliance on outsourced services will continue to increase for the foreseeable future.

      The demand on our network infrastructure, technical staff and technical resources has grown rapidly as our subscriber base has expanded. We cannot be certain that our infrastructure, technical staff and technical resources would adequately accommodate or facilitate any future growth of our subscriber base that we might experience. In particular, if we were to experience repeated or prolonged system-wide service outages, our business and financial results would suffer.

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR
   COSTS

      Changes in the regulatory environment could decrease our revenues and increase our costs. As a provider of Internet access and e-mail services, we are not currently subject to direct regulation by the Federal Communications Commission. However, several telecommunications carriers are seeking to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers and some developments suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

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

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL SUFFER

      Our business and financial results depend on continued growth in the use of the Internet. We cannot be certain that this growth will continue or that it will continue in its present form. If Internet usage declines or evolves away from our business, our ability to grow, if any, will be harmed.

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

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE TO ACCURATELY BILL SUBSCRIBERS TO OUR
   BILLABLE PREMIUM SERVICES

      The operation of our billable premium services requires the accurate operation of billing system software as well as our development of policies designed to reduce the incidence of credit card fraud and other forms of uncollectable "chargebacks." If we encounter difficulty with the operation of these systems, or if errors, defects or malfunctions occur in the operation of these systems, this could result in erroneous overcharges to customers or in the under-collection of revenue, either of which could hurt our business and financial results.

OUR RELATIONSHIP WITH D. E. SHAW & CO., L.P. MAY PRESENT POTENTIAL CONFLICTS OF
   INTEREST

      The Chairman of our board of directors and our largest stockholder, Dr. David E. Shaw, is the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., a global securities firm whose activities focus on various aspects of the intersection between technology and finance. Dr. Shaw devotes only a portion of his time to our company, and spends most of his time and energy engaged in business activities unrelated to us. Dr. Shaw indirectly owns a controlling interest in DESCO, L.P. and in some of its affiliated entities. Transactions between us and these parties may occur in the future and could potentially result in conflicts of interest that prove harmful to us.

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

      In May 1999, we terminated an agreement with DESCO, L.P. under which individuals employed by its affiliates located in India provided consulting services to us. Following the termination of this agreement, these individuals became employees of a Juno subsidiary located in Hyderabad, India. We continue to obtain some services in India from DESCO, L.P. or its affiliates.

      Dr. Shaw and entities affiliated with him are likely to manage, invest in or otherwise be involved with other technology-related business ventures apart from our company. These relationships could also restrict our ability to transact business with non-affiliated parties, and could negatively affect us.

OUR DIRECTORS AND OFFICERS EXERCISE SIGNIFICANT CONTROL OVER US

      As of April 30, 2000, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 43.8% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of April 30, 2000, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 42.2% of our outstanding common stock as of that date. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE
   ADDITIONAL FINANCING

      We may need to raise additional funds in the future to fund our operations, to finance subscriber acquisition costs, to fund more aggressive brand promotion, to enhance or expand the range of Internet services we offer or to respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in amounts or on acceptable terms, we may not be able to devote resources to subscriber acquisition, successfully promote our brand, enhance or expand our services, respond to competitive pressures or take advantage of opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

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

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

      We have a large number of shares of common stock outstanding and available for resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

OUR STOCK PRICE HAS EXPERIENCED, AND IS LIKELY TO CONTINUE TO EXPERIENCE,
   EXTREME PRICE AND VOLUME FLUCTUATIONS

      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile, with extreme price and volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. We believe these fluctuations have sometimes been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and we could continue to suffer significant declines in the market price of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in disputes and litigation in the ordinary course of business, including two currently pending lawsuits in which former employees of Juno have asserted claims of sexual harassment and, in one of the cases, wrongful termination, against us. We believe that these lawsuits are without merit, and we intend to defend them vigorously. We do not believe that the outcome of either of these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

ITEM 5. OTHER INFORMATION

      Our president and chief executive officer, Charles Ardai, the chairman of our board of directors, David E. Shaw, certain trusts created by Dr. Shaw, and certain members of the D.E. Shaw group of companies (which are affiliated with Dr. Shaw) have each informed us that, in order to diversify their respective investment portfolios while avoiding certain conflicts of interest or the appearance of any such conflict, that might arise from the involvement of Mr. Ardai and Dr. Shaw in our affairs, they have established "selling trusts" for the purpose of gradually liquidating a portion of their respective holdings of our common stock. These selling trusts will be managed by an independent third-party trustee not affiliated with the various selling stockholders or with us, and will operate under trust provisions which require the liquidation of shares according to a predetermined schedule (subject to, among other things, the volume limitations imposed by applicable securities regulations), and which restrict the flow of information to this trustee from Mr. Ardai, Dr. Shaw, and the various Shaw-affiliated entities prior to and throughout the period of such sales.

      In particular, we have been notified that D. E. Shaw & Co., Inc., D. E. Shaw & Co., L.P., Shaw Juno Trust, Shaw Family Trust IV, and Dr. Shaw personally have transferred 26,000, 1,388,400, 57,200, 1,851,200 and 806,000 shares of our common stock, respectively--representing approximately 25 percent of the holdings of each of these stockholders--into separate selling trusts with irrevocable instructions that the trustee sell an equal fraction of those shares each week over the 52-week period beginning September 4, 2000, subject to certain provisions related to change of control, and without any transfer of voting power to the trustee. We have also been notified that Mr. Ardai has transferred options to purchase 283,080 shares of our common stock--representing approximately 25 percent of the shares underlying all options granted to Mr. Ardai to date--into a selling trust with irrevocable instructions that the trustee exercise those options and sell an equal number of the underlying shares each week over the 52-week period beginning July 17, 2000, subject to certain provisions related to change of control.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     10.12(c) First Amendment to Employment Agreement, dated February 29, 2000, between the registrant and Charles Ardai.

     10.13(c) First Amendment to Employment Agreement, dated February 29, 2000, between the registrant and Robert Cherins.

     10.14(c) First Amendment to Employment Agreement, dated February 29, 2000, between the registrant and Mark Moraes.

     10.15(b) First Amendment to Employment Agreement, dated February 29, 2000, between the registrant and Richard Eaton.

     27.1      Financial Data Schedule

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

ITEM 7. SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JUNO ONLINE SERVICES, INC.
(Registrant)

Date:  May 15, 2000              /s/ Charles E. Ardai
                                 ---------------------
                          Name:  Charles E. Ardai
                          Title: President, Chief Executive Officer and Director
                                 (principal executive officer)

Date:  May 15, 2000              /s/  Richard M. Eaton, Jr.
                                 --------------------------
                          Name:  Richard M. Eaton, Jr.
                          Title: Chief Financial Officer and Treasurer
                                 (principal accounting and financial officer)