Form 10-Q
period 2000-06-30
JUNO ONLINE SERVICES INC
filed 2000-08-14
CIK 1018035

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

   to
transact business with non-affiliated parties, and could negatively affect us.
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 597-9000
                                                           --------------

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

               Yes     X                    No_____

As of July 31, 2000, there were 38,870,340 shares of the Registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                       FOR
                           JUNO ONLINE SERVICES, INC.

                                                                                                       PAGE

PART I.  FINANCIAL INFORMATION..........................................................................  3

Item 1.       Condensed Consolidated Financial Statements (unaudited)...................................  3

              Condensed Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999.....................................................................  3

              Condensed Consolidated Statements of Operations - Three and six months ended
                  June 30, 2000 and 1999................................................................  4

              Condensed Consolidated Statement of Stockholders' Equity - Six months ended
                  June 30, 2000.........................................................................  6

              Condensed Consolidated Statements of Cash Flows - Six months ended
                  June 30, 2000 and 1999................................................................  7

              Notes to Condensed Consolidated Financial Statements......................................  8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................................  11

PART II. OTHER INFORMATION...........................................................................     44

Item 1.       Legal Proceedings.........................................................................  44

Item 4.       Submission of Matters to a Vote of Security Holders.......................................  44

Item 6.       Exhibits and Report on Form 8-K...........................................................  44

Item 7.       Signatures................................................................................  45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                           JUNE 30,                      December 31,
                                                                             2000                            1999
                                                                        -------------                  --------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents....................................      $     85,473                   $    91,497
     Accounts receivable, net of allowance for
       doubtful accounts of $1,047 and $544 in 2000
       and 1999, respectively.....................................            14,347                         6,370
     Prepaid expenses and other current assets....................             9,709                        15,437
                                                                        ------------                   -----------

          Total current assets....................................           109,529                       113,304

Fixed assets, net.................................................             9,735                         5,684
Other assets......................................................               504                           100
                                                                        ------------                   -----------

          Total assets............................................      $    119,768                   $   119,088
                                                                        ============                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses........................      $     36,846                   $    29,800
     Current portion of capital lease obligations.................             1,212                         1,423
     Deferred revenue.............................................            16,806                        14,510
                                                                        ------------                   -----------

          Total current liabilities...............................            54,864                        45,733

Capital lease Obligations.........................................               531                         1,455
Deferred rent.....................................................               203                           252
Deferred revenue..................................................               309                             -

Commitments and contingencies

Shareholders' equity:
   Preferred stock -$0.01 par value 5,000,000 shares
     authorized, none issued and outstanding......................                 -                             -
   Common stock -$0.01 par value; 133,333,334 shares authorized,
     38,792,285, and 34,833,568 shares issured and outstanding
     in 2000, and 1999, respectively..............................               388                           348
   Additional paid-in capital.....................................           205,998                       123,530
   Unearned compensation..........................................              (563)                         (745)
   Cumulative translation adjustment..............................                (1)                           (1)
   Accumulated deficit............................................          (141,961)                      (51,484)
                                                                        ------------                   -----------

          Total shareholders' equity..............................            63,861                        71,648
                                                                        ------------                   -----------

          Total liabilities and shareholders' equity..............      $    119,768                   $   119,088
                                                                        ============                   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            THREE MONTHS               SIX MONTHS
                                            ENDED JUNE 30,            ENDED JUNE 30,
                                          -----------------         -----------------
                                           2000         1999         2000         1999
                                        ---------    ---------    ---------    ---------
Revenues:
  Billable services .................   $  18,429    $   7,069    $  35,165    $  12,875
  Advertising and transaction fees...      10,685        2,703       17,094        4,968
  Direct product sales ..............         439        1,350        1,341        2,999
                                        ---------    ---------    ---------    ---------
    Total revenues ..................      29,553       11,222       53,600       20,842
                                        ---------    ---------    ---------    ---------

Cost of revenues:
  Billable services .................      12,557        5,481       24,597       10,159
  Advertising and transaction fees...       2,262        1,162        4,012        2,242
  Direct product sales ..............         414        1,165        1,270        2,589
                                        ---------    ---------    ---------    ---------
    Total cost of revenues ..........      15,233        7,808       29,879       14,990
                                        ---------    ---------    ---------    ---------

Operating expenses:
  Operations, free service ..........       9,506        1,771       15,650        3,617
  Subscriber acquisition ............      38,119       13,920       82,870       16,620
  Sales and marketing ...............       5,610        2,716        9,225        5,028
  Product development ...............       3,100        1,977        5,563        3,831
  General and administrative ........       2,486          982        4,262        1,686
                                        ---------    ---------    ---------    ---------
    Total operating expenses ........      58,821       21,366      117,570       30,782
                                        ---------    ---------    ---------    ---------
    Loss from operations ............     (44,501)     (18,052)     (93,849)     (24,930)

Interest income, net ................       1,650          795        3,372          906
                                        ---------    ---------    ---------    ---------
    Net loss ........................   $ (42,851)   $ (17,257)   $ (90,477)   $ (24,024)
                                        =========    =========    =========    =========

The accompany notes are an integral part of these condenses consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
     (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND PER SHARE DATA)
                                  (UNAUDITED)



                                                                                                SIX MONTHS ENDED JUNE 30, 1999
                                                                                             ------------------------------------
                                                     THREE MONTHS ENDED       SIX MONTHS     TWO MONTHS     FOUR MONTHS
                                                          JUNE 30,              ENDED          ENDED           ENDED
                                                    --------------------       JUNE 30,     FEBRUARY 28,     JUNE 30,
                                                    2000          1999          2000            1999           1999         TOTAL
                                                  --------     --------       -------         -------        --------     --------
Net loss .....................................    $(42,851)    $(17,257)     $(90,477)        $(4,350)       $(19,674)    $(24,024)
                                                  ========     ========       =======         =======        ========     ========

Basic and diluted net loss per share ..........   $  (1.11)    $  (1.28)     $  (2.39)                       $  (1.95)
                                                  ========     ========       =======                        ========

Basic and diluted net loss per Class A limited
  partnership unit ...........................                                                $ (0.25)
                                                                                              =======

Weighted average number of:

  Shares of common stock .....................      38,715       13,479        37,901                          10,109
                                                  ========     ========       =======                        ========
  Class A limited partnership units ..........                                                 17,684
                                                                                              =======

Pro forma basic and diluted net loss per
  share ......................................                 $  (0.56)                                                   $ (0.93)
                                                               ========                                                    =======

Weighted average shares outstanding used in
  pro forma basic and diluted per share
  calculation ................................                   30,601                                                     25,939
                                                               ========                                                    =======






   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                       COMMON STOCK      ADDITIONAL                 CUMULATIVE
                                    ------------------     PAID-IN      UNEARNED    TRANSLATION  ACCUMULATED
                                    SHARES      AMOUNT     CAPITAL    COMPENSATION  ADJUSTMENT     DEFICIT       TOTAL
                                  ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1999 ....      34,834   $     348   $ 123,530    $    (745)   $      (1)   $ (51,484)   $  71,648
  Issuance of common stock,
   net of offering costs ......       3,600          36      81,044           --           --           --       81,080
  Issuance of common stock upon
   exercise of stock options ..         293           3         775           --           --           --          778
  Issuance of common stock in
   connection with employee
   stock purchase plan ........          65           1         714           --           --           --          715
  Forfeitures of unearned
   compensation ...............          --          --         (65)          65           --           --           --
  Amortization of unearned
   compensation ...............          --          --          --          117           --           --          117
  Net loss ....................          --          --          --           --           --      (90,477)     (90,477)
                                  ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, June 30, 2000 ........      38,792   $     388   $ 205,998    $    (563)   $      (1)   $(141,961)   $  63,861
                                  =========   =========   =========    =========    =========    =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                              -------------------------
                                                                                                  2000           1999
                                                                                              -----------    ----------
Cash flows from operating activities:
  Net loss.................................................................................     $(90,477)    $ (24,024)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................        1,729         1,159
    Non-cash subscriber acquisition........................................................          181            --
    Amortization of deferred rent..........................................................          (40)          (31)
    Amortization of unearned compensation..................................................          117           210
    Changes in operating assets and liabilities:
     Accounts receivable...................................................................       (7,977)       (1,296)
     Prepaid expenses and other current assets.............................................        5,728       (11,226)
     Accounts payable and accrued expenses.................................................        6,856         4,429
     Deferred revenue......................................................................        2,605         4,371
                                                                                                --------      --------
       Net cash used in operating activities...............................................      (81,278)      (26,408)
                                                                                                --------      --------

Cash flows from investing activities:
  Purchases of fixed assets................................................................       (5,780)         (229)
  Other assets.............................................................................         (404)           71
                                                                                                --------      --------
       Net cash used in investing activities...............................................       (6,184)         (158)
                                                                                                --------      --------
Cash flows from financing activities:
  Payments on capital lease obligations....................................................       (1,135)         (370)
  Payments on senior note..................................................................                     (9,129)
  Net proceeds from issuance of redeemable
    convertible preferred stock ...........................................................            -        61,859
  Net proceeds from issuance of common stock...............................................       81,080        77,285
  Proceeds from issuance of common stock
   in connection with employee stock purchase plan.........................................          715            --
  Proceeds from issuance of common stock
   upon exercise of stock options..........................................................          778           152
                                                                                                --------      --------
       Net cash provided by financing activities...........................................       81,438       129,797
                                                                                                --------      --------
       Net (decrease) increase in cash and cash equivalents................................       (6,024)      103,231

Cash and cash equivalents, beginning of period.............................................       91,497         8,152
                                                                                                --------      --------
Cash and cash equivalents, end of period...................................................     $ 85.473      $111.383
                                                                                                ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................................................     $     96      $    293
Supplemental disclosure of noncash
  investing and financing activities:
  Capital lease obligations incurred for
  network equipment........................................................................     $     --      $    871



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc.; its wholly owned subsidiary, Juno Internet Services, Inc.; and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the "Company" or "Juno"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on February 15, 2000.

      The Company is a provider of Web access and other Internet-related services throughout the United States. The Company offers several levels of service, ranging from basic dial-up Internet access--which is provided to the end user for free--to high-speed broadband Internet access. Revenues are derived primarily from the subscription fees charged for use of the Company's premium services, from the sale of advertising, and from various forms of electronic commerce.

      The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999. Prior to this announcement, the Company's free basic service provided only basic dial-up e-mail functionality.

      The Company has experienced operating losses since its inception. Such losses have been due, in part, to the Company's efforts to maximize the number of subscribers to both its free basic service and its premium services and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users. The Company expects that it will continue to incur net losses as it expends substantial additional resources in the operation of its business, including in connection with its subscriber acquisition activities and to cover the increased costs associated with the service expansion it announced in December 1999. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

      Juno Online Services, Inc. is the surviving entity of a statutory merger with Juno Online Services, L.P. (the "Partnership"). On March 1, 1999, the Partnership and Juno Online Services, Inc., entities under common control, effected the statutory merger pursuant to which the Partnership was merged with and into Juno Online Services, Inc., in a manner similar to a pooling of interests (the "Statutory Merger"). This tax-free transaction resulted in the combination of the Partnership with its wholly owned subsidiary, Juno Online Services, Inc. such that Juno Online Services, Inc. is the surviving entity. In connection with the Statutory Merger, the Class A Units of the Partnership were converted into Series A Redeemable Convertible Preferred Stock, and accumulated losses of the Partnership were reclassified to additional paid-in capital.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)


      Certain reclassifications have been made to the prior year's financial statements to conform to the current period presentation.

2. EARNINGS PER SHARE

      Basic and diluted net loss per share for the six months ended June 30, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger.

      The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Series A (Class A limited partnership units prior to March 1, 1999) and Series B Redeemable Convertible Preferred Stock as shares of common stock for the period following the March 1999 statutory merger.


                                                          THREE MONTHS     SIX MONTHS
                                                             ENDED            ENDED
                                                            JUNE 30,         JUNE 30,
                                                              1999             1999
                                                              ----             ----
Numerator:
  Net loss ............................................      $(17,257)      $(24,024)
                                                          ===========    ===========

Denominator:
  Weighted average number of:
    Shares of common stock ............................    13,785,251      6,972,179
    Redeemable Convertible Preferred Stock
      treated as shares of common stock:
      Series B ........................................     6,127,795      4,800,055
      Series A (Class A limited partnership
        units prior to March 1, 1999) .................    10,688,153     14,166,768
                                                          -----------    -----------
    Denominator for pro forma basic and
      diluted net loss per share ......................    30,601,199     25,939,002
                                                          -----------    -----------
Pro forma basic and diluted net loss per share ........   $     (0.56)   $     (0.93)
                                                          ===========    ===========

3.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company has entered into a number of telecommunications and subscriber referral agreements that contain usage and/or payment commitments. Pursuant to the telecommunications agreements, the Company has committed to minimum usage levels for certain telecommunications services. Under the subscriber referral agreements, the Company has committed to pay a specified amount for each referred subscriber who satisfies certain pre-determined activity criteria. Total commitments pursuant to the telecommunication agreements and estimated commitments under the subscriber referral agreements are as follows, on a combined basis: $22,697 for the six months ending December 31, 2000, and $14,785, $7,200, and $4,200 for the years ending December 31,

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)


2001, 2002, and 2003, respectively. Certain of these commitments may, at the Company's option, be satisfied in whole or in part in the form of the Company's common stock. The Company currently estimates that the amount that may be payable in common stock represents approximately 62% of the combined commitments shown above. The Company currently intends to pay these obligations with its common stock to the greatest extent permissible, but may ultimately choose to pay some or all of these amounts in cash instead.

      Telecommunications services expenses for the six-month periods ended June 30, 2000 and 1999 were approximately $29,961 and $17,492, respectively. Total subscriber acquisition expenses incurred during the six months ended June 30, 2000 were $82,870, of which subscriber referral expenses of the sort described above represented approximately $1,044.

      The Company has also entered into various non-cancelable operating leases.
D. E. Shaw & Co., L.P. ("DESCO, L.P.") has also entered into a leasing arrangement for office space used by the Company. A portion of the Company's operations are located in a single location that is leased by DESCO, L.P. The Company, which benefits from the use of this office space, has agreed to assume performance of DESCO L.P.'s payments obligations under the lease to the extent the Company occupies such office space. Minimum lease payments below include $8,685 related to this arrangement with DESCO, L.P. and $2,005 related to a lease that was signed in July 2000. The remaining commitments under these operating leases are $2,579 for the six months ending December 31, 2000 and $4,586, $4,073, $1,318, $859, and $215 for the years ending December 31, 2001,
2002, 2003, 2004, and 2005, respectively. The Company's rental expense under operating leases in the six months ended June 30, 2000 and 1999 was approximately $2,490 and $957, respectively.

CONTINGENCIES

      Various claims and actions have been asserted or threatened against the Company in the ordinary course of business. There are no threats, asserted claims or actions, the outcome of which, in the opinion of management, would have a materially adverse effect on the Company's consolidated financial position, results of operations, and cash flows, taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUNO SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT AS WELL AS OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE INFORMATION UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 15, 2000. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUNO'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, AND IN OTHER REPORTS AND DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      Juno Online Services, Inc. is a leading provider of Web access and other Internet-related services to millions of computer users throughout the United States. We provide several levels of service, ranging from basic dial-up Internet access--provided to the end user for free--to high-speed broadband Internet access, currently available in selected markets. Our revenues are derived primarily from the fees we charge for the use of our premium services, from the sale of advertising, and from various forms of electronic commerce.

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

      - JUNO EXPRESS is a broadband service, available through multiple technologies, that provides all the features of Juno Web at speeds up to 21 times faster than an ordinary dial-up Internet connection. Among other benefits, this enables users to rapidly download high-bandwidth content such as video, music files, and software.

      In December 1999, in connection with the expansion of our free basic service, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

      In the month of June 2000, our base of active subscribers increased to
3.38 million, up from 3.05 million in the month of March 2000. Our billable subscriber base also continued to grow during the second quarter of 2000, to 730,000 at June 30, 2000, up from 661,000 at March 31, 2000. During the same period, our total registered subscriber base grew by 17% to 11.05 million. As of June 2000, 85% of our active subscribers had full Web access, up from 77% in March 2000. See Selected Subscriber Data after the Results of Operations section in this Item for a presentation of subscriber data over the last 5 fiscal quarters. Our base of active subscribers encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers.

      The provision of full Internet access for free has significantly increased and is expected to continue to increase the costs associated with providing our basic service. These costs are reflected in the Operations, free service line of our statement of operations. We believe that the expansion of our free basic service, which included the introduction of a persistent advertising and navigation banner displayed at all times while a user is connected to the Web, has generated and will continue to generate a substantial amount of advertising inventory available for potential sale to advertising customers. Our long-term strategy contemplates that we will be able to generate sufficient additional revenues from this persistent advertising banner and from other advertising inventory we control to cover the increased costs associated with our service expansion. If our advertising and transaction fee revenues continue to rise and our telecommunication rates continue to decline on a per-subscriber basis, revenues associated with our free basic service could exceed the sum of the expenses reported on our Operations, free service line and the portion of our Cost of revenues line that is associated with the free basic service at some point over the next 12 months. However, sales to date of advertising inventory associated with the persistent advertising banner have lagged relative to sales of other categories of advertising inventory: in the quarter ended June 30, 2000, this banner represented approximately one-third of our advertising inventory available for sale but generated just under 10% of our advertising and electronic commerce revenue for the quarter. We have also experienced a number of cancellations of advertising contracts, principally from other companies in the Internet sector, as well as a slowdown in the signing of new advertising contracts. Our business may suffer if the market for Internet-based advertising fails to continue to develop, or develops more slowly than expected. Our strategy contemplates that subscription fees for billable premium services are likely to remain the largest source of revenues for Juno in the immediate future.

      We classify our revenues as follows:

      (1)   Billable services revenues, consisting of:

            (a) subscription fees that we receive from subscribers to our premium services;

            (b) technical support fees received when subscribers to our free basic service and those subscribers to Juno Web who are subscribed at our lowest price point call a 900 number for live assistance from a support technician, as well as fees for other billable services; and

            (c) fees charged, at various times, for shipping and handling associated with mailing disks upon request to prospective Juno subscribers, and for short-term consulting engagements.

      (2) Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, our subscribers. These advertisements are displayed on the persistent advertising and navigation banner displayed while users of our free basic service are connected to the Web, within the main Juno software while a Juno subscriber reads or writes e-mail and on Juno's Web portal site.

      (3) Direct product sales, consisting of revenues generated from the sale of products directly by us to our subscribers and the associated shipping and handling fees.

      The introduction of our billable premium services significantly affected the composition of our revenues. We launched our premium services on July 22, 1998, and as of June 30, 2000, we had approximately 730,000 premium service subscribers. Since the launch of our billable premium services, billable services revenues have increased, in absolute terms, on a quarterly basis.

      We currently offer our billable premium services under a number of pricing plans. The list price for Juno Web is a flat rate of $19.95 per month, but since the launch of the service, we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as discounted flat-rate plans. The most common pricing plan for Juno Web, and the one we currently promote most actively, is a flat fee of $9.95 per month following a free initial month. Juno ExpressSM is currently offered through a number of different broadband technologies, including digital subscriber line ("DSL") technology and mobile wireless technology, at price points starting at $49.95 per month. DSL subscribers currently receive their installation and equipment for free after a manufacturer rebate of $198. Fewer than 1,000 subscribers had signed up for broadband service through Juno Express as of June 30, 2000. Subscription revenues for our billable premium services accounted for approximately 96.7% and 97.1% of billable services revenues during the three and six months ended June 30, 2000, respectively.

      As of June 30, 2000, we held a total of $85 million in cash and cash equivalents. We currently expect the cash portion of our net loss in the third quarter ending September 30, 2000, to improve by more than 50% as compared to the second quarter of 2000, to between $10 million and $20 million, largely as a result of reduced cash expenditures for subscriber acquisition and an increased focus on less cash-intensive subscriber acquisition methods. "Cash portion of net loss" is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net loss. "Cash portion of net loss" excludes non-cash expenses such as depreciation, amortization, and charges for stock-based subscriber acquisition. Examples of such methods include the subscriber referral agreements we recently announced with Worldspy and Freewwweb, the possible outright acquisition of other Internet service providers, the "upselling" of Juno's free subscribers to our billable premium services, the possible exchange of Juno advertising impressions or other non-cash resources for subscriber referrals, and/or other approaches entailing the expenditure of lesser amounts of cash than the direct mail advertising on which we relied heavily during previous quarters. We may also seek to raise additional capital. We believe that recent changes in the market environment have both increased the value of cash reserves and created new opportunities for companies like Juno to use stock for the acquisition of smaller, often privately held companies that may no longer have access to the capital markets, or to acquire subscribers or other assets from such firms. These changes also increase the relative attractiveness of other non-cash intensive subscriber acquisition channels, including those based on our ability to communicate inexpensively with our large subscriber base. Whether such acquisitions and other channels will prove sufficient to grow or maintain our subscriber base over time will depend on the number of attractive opportunities we are able to identify and exploit, and on how the Internet sector evolves. We may respond on an opportunistic basis to further changes within the industry, but at least for the time being we expect to reduce our use of cash-intensive subscriber acquisition channels, while considering various opportunities for the exploitation of non-cash resources. Additionally, we may significantly reduce overall subscriber acquisition expenses, and expect to significantly reduce the cash portion of such expenses, during the second half of 2000 as compared to the first half of 2000.

      We face intense competition to acquire both free and billable service subscribers. Our competitors for such subscribers include companies that have substantially greater market presence and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into or renew agreements with distribution partners, necessitating price reductions for our billable services, or placing us at a competitive disadvantage if we are unable to maintain or increase our spending in areas such as marketing, telecommunications, and product development.

      We are subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers typically incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and experience relatively lighter usage and relatively fewer account registrations during the summer. We believe certain subscriber acquisition methods also tend to be most effective during the first and last calendar quarters of each year, and we may take these types of seasonal effects into consideration in scheduling such marketing activities as we might choose to undertake. Although we have relied heavily on direct mail in the past, we do not currently plan to use direct mail for subscriber acquisition during the remainder of 2000. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The failure to retain subscribers to our billable premium services, or an increase in the rate of cancellations of those services, would cause our business and financial results to suffer.

      Additionally, our strategy contemplates continued increases in revenues from advertising and transaction fees, although management currently expects such growth to slow for at least the immediate future due in part to reductions in advertising spending by other Internet companies. We expect that strategic marketing alliances will continue to account for a significant portion of advertising and transaction fee revenues. This is due in part to our expectation that we may secure additional strategic marketing alliances. Our competitors for revenues from advertising and electronic commerce include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including necessitating advertising rate reductions and limiting our ability to enter into or renew advertising agreements. We expect that revenues from direct product sales will be virtually eliminated by the end of the third quarter of 2000, due to our strategic decision to focus increasingly on higher margin activities.

      Our principal expenses consist of marketing, telecommunications, customer service, and personnel and related costs. We have elected to obtain a number of services principally from third-party providers. Services obtained from such providers include telecommunications services, customer service and technical support, services related to the sale of certain advertising inventory and the delivery of the associated advertisements, and merchandising fulfillment for our direct product sales activities.

      We have incurred net losses of $238.5 million from our inception on June 30, 1995 through June 30, 2000. In addition, we have recorded cumulative unearned compensation of $1.2 million, which represents the difference between the exercise price and the deemed fair market value at the date of grant for shares of common stock issuable upon the exercise of stock options. Of the total unearned compensation recorded, $56,000, $117,000 and $416,000 was amortized for the three and six months ended June 30, 2000 and for the year ended December 31, 1999, respectively. The remaining balance of unearned compensation is expected to be amortized over the remaining vesting periods of the related options.

      We have relied primarily on sales of equity securities, totaling $299.8 million, to fund our operations. Included in this amount are $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering. We expect net losses to continue for the foreseeable future as we continue to incur significant expenses while pursuing our business strategy.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      REVENUES

      Total revenues increased approximately $18.4 million, to $29.6 million for the three months ended June 30, 2000 from $11.1 million for the three months ended June 30, 1999, an increase of 166%. This increase was due to increases in billable services revenues and in advertising and transaction fees, partially offset by a decrease in direct product sales.

      BILLABLE SERVICES. Billable services revenues increased approximately $11.4 million, to $18.4 million for the three months ended June 30, 2000 from $7.1 million for the three months ended June 30, 1999, an increase of 161%. This increase was due primarily to a greater number of billable service subscribers in the three months ended June 30, 2000, as compared with the much smaller number in the year-ago quarter. At June 30, 2000, there were approximately 730,000 billable service subscribers as compared with approximately 270,000 billable service subscribers at June 30, 1999.

      ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $8.0 million, to $10.7 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999, an increase of 295%. This increase was due primarily to larger average deal sizes associated with the shift in our emphasis towards strategic marketing alliances, and revenue earned from an increase in traffic to our Web portal site, partially offset by declines in the number of and the aggregate revenue generated from shorter term ad sales contracts. We currently expect that advertising and transaction fees will continue to grow in the future on an absolute basis and as a percentage of our total revenue, although such growth has recently slowed. Barter transactions accounted for approximately 2.3% and 2.6% of total revenues and approximately 6.5% and 10.7% of advertising and transaction fees for the three months ended June 30, 2000 and 1999, respectively.

      DIRECT PRODUCT SALES. Direct product sales decreased approximately $0.9 million, to $0.4 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999, a decrease of 67.5%. This decline reflects our strategic decision to narrow the range of our direct product sales activities and the types of products offered to our subscribers. We decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales. Pursuant to this decision, in May 2000, we provided 90 days notice to our third-party provider of merchandising fulfillment that we were canceling our contract. We expect that revenues from direct product sales will be virtually eliminated by the end of the third quarter of 2000.

      COST OF REVENUES

      Total cost of revenues increased approximately $7.4 million, to $15.2 million for the three months ended June 30, 2000 from $7.8 million for the three months ended June 30, 1999, an increase of 95.1%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, during the three and six months ended June 30, 1999, cost of revenues related to billable services included the costs of mailing disks upon request to prospective Juno subscribers, who had to pay for delivery of the disks at that time. Further, during the three and six months ended June 30, 1999, cost of revenues related to billable services included personnel and related overhead costs associated with our performance of a short-term consulting engagement.

      Cost of revenues related to billable services increased approximately $7.1 million, to $12.6 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999, an increase of 129%. This increase was due primarily to the costs of providing our billable premium services to a substantially larger number of subscribers as compared with the number of subscribers in the year-ago quarter. Costs related to the provision of these billable subscription services, principally telecommunications, customer service, and technical support expenses, accounted for 88.2% of the total costs of revenues related to billable services during the three months ended June 30, 2000 and accounted for the majority of the increase relative to the year-ago quarter. These expenses accounted for 83.6% of the total costs of revenues during the three months ended June 30, 1999. Cost of billable services revenues as a percentage of billable services revenues improved to 68.1% for the three months ended June 30, 2000 from 77.5% for the three months ended June 30, 1999. This improvement is primarily attributable to decreased customer service costs as a percentage of revenues, and declining average telecommunications rates.

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

      Cost of revenues for advertising and transaction fees increased $1.1 million, to $2.3 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, an increase of 94.7%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 21.2% for the three months ended June 30, 2000 from 43.0% for the three months ended June 30, 1999. This improvement was due primarily to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread production costs, and improvements in our production and distribution methods. We currently expect cost of revenues for advertising and transaction fees to remain in the 20% to 30% range over the long term.

      DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

      The cost of revenues for direct product sales decreased $0.8 million, to $0.4 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, a decrease of 64.5%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 94.3% for the three months ended June 30, 2000 from 86.3% for the three months ended June 30, 1999. This increase was due primarily to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise as well as additional promotional pricing in response to increasing competition in the computer hardware retail market, which category represents the majority of our merchandise sold.

      OPERATING EXPENSES

      OPERATIONS, FREE SERVICE. Operations, free service consists of the costs associated with providing our free basic service. Costs consist principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

      Expenses associated with Operations, free service increased $7.7 million, to $9.5 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999, an increase of 437%. This increase was due primarily to additional telecommunications costs incurred as a result of the expansion of our free service to include full Internet access. We currently expect average hours of connection time by our active free subscribers to increase from approximately 4 hours per active free subscriber per month during the three months ended June 30, 2000 to approximately 7 hours per active free subscriber per month by the end of 2000. Average monthly connection time for free service subscribers has been, and we currently believe it is likely to remain, significantly lower than connection time for billable service subscribers. We believe that the expected increases in average connection times per active subscriber will be partially offset by continued reductions in telecommunication rates. However, there can be no assurance that telecommunication rates will decline to the extent expected, or at all, or that average connection times will rise within expectations.

      SUBSCRIBER ACQUISITION. Subscriber acquisition costs include all costs incurred to acquire subscribers to either our free basic service or to one of our billable premium services. These costs include the cost of direct mail campaigns, advertising through conventional and computer-based media, telemarketing, the production of advertisements to be displayed over the Juno services and transmission of such advertisements to our subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

      Subscriber acquisition costs increased $24.2 million, to $38.1 million for the three months ended June 30, 2000 from $13.9 million for the three months ended June 30, 1999. These increases are due primarily to costs related to external marketing, including direct mail campaigns, television and radio commercials, outdoor advertising and various other advertising activities, all of which are largely discretionary. To a lesser extent, the increase reflects costs incurred in connection with a stock-based subscriber referral agreement signed toward the end of the second quarter of 2000, as well as inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities. As a percentage of revenues, subscriber acquisition costs increased slightly to 129% in the three months ended June 30, 2000 from 125% in the three months ended June 30, 1999. As mentioned above, we may significantly reduce these expenses, and expect to significantly reduce the cash portion of these expenses, during the second half of 2000 as compared to the first half. We expect that the expenses we incur during the second half of 2000 will include a significantly larger non-cash component than those in the first half. The percentage of total subscriber acquisition costs that will be non-cash will depend in part on the number of attractive non-cash opportunities we are able to identify and exploit and the performance of such non-cash subscriber acquisition channels.

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

      Sales and marketing costs increased $2.9 million, to $5.6 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999, an increase of 107%. This increase is due primarily to an increase in trade advertising as well as in personnel and related costs, including sales commissions. As a percentage of revenues, sales and marketing costs improved to 19.0% in the three months ended June 30, 2000 from 24.4% in the three months ended June 30, 1999. This improvement was due primarily to an increase in revenues for the three months ended June 30, 2000 as compared to the year ago quarter.

      PRODUCT DEVELOPMENT. Product development includes research and development expenses and other product development costs. These costs consist primarily of personnel and related overhead costs as well as, for periods prior to May 1999, the costs associated with research and development and other product development activities performed for us on a contract basis by a related party in Hyderabad, India. In May 1999, we hired as employees substantially all of the individuals involved in this India-based contract.

      Product development costs increased $1.1 million, to $3.1 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999, an increase of 56.8%. This increase is due primarily to additional personnel and related costs in both our U.S. and India offices related to the development of our Juno Express premium service as well as the development of enhancements to our client-side software. These costs were partially offset by the lower costs associated with operating our India-based research and development efforts as a majority-owned subsidiary rather than obtaining these services on a contract basis. To date, we have not capitalized any expenses related to any software development activities.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

      General and administrative costs increased $1.5 million, to $2.5 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999, an increase of 153%. This increase is due primarily to a rise in insurance costs for directors' and officers' liability insurance, professional service fees and personnel and related overhead costs. As a percentage of revenues, general and administrative costs improved to 8.4% for the three months ended June 30, 2000 as compared to 8.8% for the three months ended June 30, 1999.

      INTEREST INCOME, NET. Interest income, net increased $0.9 million to $1.7 million for the three months ended June 30, 2000, from $0.8 million for the three months ended June 30, 1999. This increase was due primarily to interest income earned on higher average cash balances in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Interest income, net, includes interest expense of $47 and $114 for the three months ended June 30, 2000 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      REVENUES

      Total revenues increased $32.8 million, to $53.6 million for the six months ended June 30, 2000 from $20.8 million for the six months ended June 30, 1999, an increase of 157%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

      BILLABLE SERVICES. Billable services revenues increased $22.3 million, to $35.2 million for the six months ended June 30, 2000 from $12.9 million for the six months ended June 30, 1999, an increase of 173%. This increase was due primarily to a greater number of billable service subscribers in the six months ended June 30, 2000, as compared with the much smaller number in the year ago quarter.

      ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $12.1 million, to $17.1 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999, an increase of 244%. This increase was due primarily to the increase in our subscriber base (both free and billable), which helped to enhance our ability to attract Web-based advertisers. At June 30, 2000 we had approximately 3,379,000 active subscribers, of which 85% had full Web access, as compared with approximately 2,311,000 active subscribers at June 30, 1999, of which 7% had full Web access. To a lesser extent, the revenue increase resulted from a large targeted e-mail marketing agreement. We expect that advertising and transaction fees will continue to grow in the future on an absolute basis and as a percentage of our total revenue, although such growth has recently slowed. Barter transactions accounted for approximately 1.9% and 1.5% of total revenues and 6.0% of advertising and transaction fees for the six months ended June 30, 2000 and 1999, respectively.

      DIRECT PRODUCT SALES. Direct product sales decreased $1.7 million, to $1.3 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999, a decrease of 55.3%. This decline reflects our strategic decision to narrow the range of our direct product sales activities and the types of products offered to our subscribers. We decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales. We expect that revenues from direct product sales will be virtually eliminated by the end of the third quarter of 2000.

      COST OF REVENUES

      Total cost of revenues increased approximately $14.9 million, to $29.9 million for the six months ended June 30, 2000 from $15.0 million for the six months ended June 30, 1999, an increase of 99.3%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      BILLABLE SERVICES. Cost of revenues related to billable services increased approximately $14.4 million, to $24.6 million for the six months ended June 30, 2000 from $10.2 million for the six months ended June 30, 1999, an increase of 142%. This increase was due primarily to the costs of providing our billable subscription services to a substantially larger number of subscribers as compared with the number of subscribers in the same year-ago period. Costs related to the provision of these billable subscription services, principally telecommunications, customer service, and technical support expenses, accounted for 88.4% of the total costs of revenues related to billable services during the six months ended June 30, 2000 and accounted for the majority of the increase. Cost of billable services revenues as a percentage of billable services revenues improved to 69.9% for the six months ended June 30, 2000 from 78.9% for the six months ended June 30, 1999. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates, partially offset by increased average hours of usage per subscriber.

      ADVERTISING AND TRANSACTION FEES. Cost of revenues for advertising and transaction fees increased $1.8 million, to $4.0 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999, an increase of 78.9%. This increase was due primarily to the impact of additional strategic marketing alliances. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 23.5% for the six months ended June 30, 2000 from 45.1% for the six months ended June 30, 1999. This improvement is due primarily to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread production costs, and improvements in our production and distribution methods.

      DIRECT PRODUCT SALES. The cost of revenues for direct product sales decreased approximately $1.3 million, to $1.3 million for the six months ended June 30, 2000 from $2.6 million for the six months ended June 30, 1999, a decrease of 50.9%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 94.7% for the six months ended June 30, 2000 from 86.3% for the six months ended June 30, 1999. This increase was due primarily to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise and additional promotional pricing in response to increasing competition in the computer hardware retail market, which category represents the majority of our merchandise sold.

      OPERATING EXPENSES

      OPERATIONS, FREE SERVICE. Expenses associated with operations, free service increased approximately $12.0 million, to $15.7 million for the six months ended June 30, 2000 from $3.6 million for the six months ended June 30, 1999, an increase of 333%. This increase was due primarily to additional telecommunications costs incurred as a result of the expansion of our free service to include full Internet access.

      SUBSCRIBER ACQUISITION. Subscriber acquisition costs increased $66.3 million, to $82.9 million for the six months ended June 30, 2000 from $16.6 million for the six months ended June 30, 1999. These increases are due primarily to costs related to external marketing, including direct mail campaigns, television and radio commercials, outdoor advertising and various other advertising activities, all of which are largely discretionary. To a lesser degree, the increase reflects costs incurred in connection with a stock-based subscriber referral agreement as well as inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities. As a percentage of revenues, subscriber acquisition costs increased to 155% in the six months ended June 30, 2000 from 79.7% in the six months ended June 30, 1999. As mentioned above, we may significantly reduce these expenses, and expect to significantly reduce the cash portion of these expenses, during the second half of 2000 as compared to the first half. We expect that the expenses we incur during the second half of 2000 will include a significantly larger non-cash component than those in the first half. The percentage of total subscriber acquisition costs that will be non-cash will depend in part on the number of attractive non-cash opportunities we are able to identify and exploit and the performance of such non-cash subscriber acquisition channels.

      SALES AND MARKETING. Sales and marketing costs increased $4.2 million, to $9.2 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999, an increase of 83.5%. This increase is due primarily to an increase in trade advertising as well as personnel and related costs and commissions. As a percentage of revenues, sales and marketing costs improved to 17.2% in the six months ended June 30, 2000 from 24.1% in the six months ended June 30, 1999. This improvement was due primarily to an increase in revenues for the six months ended June 30, 2000 as compared to the year-ago quarter.

      PRODUCT DEVELOPMENT. Product development costs increased approximately $1.7 million, to $5.6 million for the six months ended June 30, 2000 from $3.8 million for the six months ended June 30, 1999, an increase of 45.2%. This increase is due primarily to additional personnel and related costs in both our domestic and India offices related to the development of our Juno Express premium service as well as the development of enhancements to our client-side software. These costs were partially offset by the lower costs associated with operating our India-based research and development efforts as a majority-owned subsidiary rather than obtaining these services on a contract basis. To date, we have not capitalized any expenses related to any software development activities.

      GENERAL AND ADMINISTRATIVE. General and administrative costs increased $2.6 million, to $4.3 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999, an increase of 153%. This increase is due primarily to a rise in insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs remained relatively flat at approximately 8.0% for the six months ended June 30, 2000 and 1999.

      INTEREST INCOME, NET. Interest income, net increased $2.5 million to $3.4 million for the six months ended June 30, 2000, from $0.9 million for the six months ended June 30, 1999. This increase is due primarily to interest income earned on higher average cash balances in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest income, net includes interest expense of $91 and $252 for the six months ended June 30, 2000 and 1999, respectively.

SELECTED SUBSCRIBER DATA

      The following table sets forth selected subscriber data for each of the five quarters ended June 30, 2000:


                                                JUNE 30,         MAR. 31,       DEC. 31,       SEPT. 30,       JUNE 30,
                                                 2000             2000           1999            1999           1999
-------------------------                       --------        --------       --------       ---------       --------

Total registered subscriber
   accounts as of (1).................          11,048,000      9,430,000      8,137,000       7,613,000      7,175,000
Active subscriber accounts
   in month ended (2).................           3,379,000      3,053,000      2,394,000       2,326,000      2,311,000
Active Web-enabled
   subscribers in month ended (3).....           2,876,000      2,358,000        771,000         268,000        160,000
Billable service accounts
   as of (4)..........................             730,000        661,000        550,000         400,000        270,000


------------------------------------------

(1) Includes all subscriber accounts created since Juno's inception, computed after deduction of any accounts that have since been cancelled, but regardless of current activity, if any.

(2) Encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our formation, we have financed our operations primarily from funds generated by the sale of equity securities. Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $238.5 million through June 30, 2000. As of June 30, 2000 we had $85.5 million in cash and cash equivalents.

      Net cash used in operating activities for the six months ended June 30, 2000 increased $54.9 million to $81.3 million, up from $26.4 million for the six months ended June 30, 1999. This increase was primarily the result of additional subscriber acquisition expenses, which represented the most significant portion of the overall increase in the net loss, partially offset by changes in other working capital accounts. During 1999, we prepaid $10.0 million of advertising costs. At June 30, 2000, $6.4 million of the prepaid advertising remained unused. This prepaid advertising is available to be used at any time prior to March 2001.

      Net cash used in investing activities was $6.2 million and $0.2 million for the six months ended June 30, 2000, and 1999, respectively. The principal use of cash for the periods presented was for the purchase of fixed assets.

      Net cash provided by financing activities was $81.4 million and $129.8 million for the six months ended June 30, 2000 and 1999, respectively. Financing activities for the six months ended June 30, 2000 primarily included $81.1 million in net proceeds we received from our February 2000 follow-on offering of common stock. Financing activities for the six months ended June 30, 1999 included $61.8 million of net proceeds received from our March 1999 private placement and $77.3 million of net proceeds from our May 1999 initial public offering of common stock.

      In July 1999, we entered into a credit facility with a bank that provides for borrowings up to $10.0 million. During August 2000, we extended this facility through October 2000. Borrowings can be in the form of advances or standby letters of credit. The facility is collateralized by substantially all of Juno's assets. It is not collateralized by assets established pursuant to capital leases. Advances outstanding under the facility bear interest at the bank's prime rate, 9.50% at June 30, 2000. Under the terms of the facility, Juno is required to maintain certain quarterly financial and operational ratios and to obtain bank approval for certain mergers or acquisitions and fixed asset financing. As of the date of this report, there were no amounts outstanding under the facility.

    During the three months ended June 30, 2000, we entered into telecommunications and subscriber referral agreements that represent commitments which are larger than historical trends. We expect the total of these commitments to be approximately $48.9 million through 2003. Certain of these commitments may, at the Company's option, be satisfied in whole or in part in the form of the Company's common stock. The Company currently estimates that the amount that may be payable in common stock represents approximately 62% of the combined commitments described above. The Company currently intends to pay these obligations with its common stock to the greatest extent permissible, but may ultimately choose to pay some or all of these amounts in cash instead.

      We may increase our capital expenditures and lease commitments further beyond recent historical trends to expand our infrastructure to the extent that we anticipate growth of our subscriber base. As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. The expansion of our free basic service to include full Web access may continue to significantly increase the telecommunications costs that we incur, to the extent that Web usage per subscriber or number of active subscribers continues to grow. As mentioned above, we may significantly reduce subscriber acquistion expenses, and expect to significantly reduce the cash portion of such expenses, during the second half of 2000 as compared to the first half. We expect that the expenses we incur during the second half of 2000 will include a significantly larger non-cash component than those in the first half. The percentage of total subscriber acquisition costs that will be non-cash will depend in part on the number of attractive non-cash opportunities we are able to identify and exploit and the performance of such non-cash subscriber acquisition channels. However, to the extent we continue to undertake cash-based subscriber acquisition activities, subscriber acquisition expenditures are likely to represent a material use of our cash resources. Expenditures associated with the purchase of telecommunications capacity are expected to continue to represent a material use of our cash resources.

      We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. One of the ways we manage cash flow is by adjusting our discretionary cash expenditures. Subscriber acquisition expenses represent our primary discretionary expenditure and can be adjusted in response to such factors as seasonal variations in the cost-effectiveness of the various marketing channels we employ, the availability of funding, and overall market conditions. Evaluating our loss before subscriber acquisition expenses, while not a measurement of financial performance under generally accepted accounting principles, can be a useful way to understand the effect that adjustments to discretionary costs might have on our cash flow. During the six months ended June 30, 2000, loss before subscriber acquisition expenses was $7.6 million, as compared to $7.4 million during the six months ended June 30, 1999. Overall net loss was $90.5 million during the six months ended June 30, 2000, as compared to $24.0 million during the six months ended June 30, 1999. In addition to reducing the level of discretionary expenditures, we believe we can also manage our cash flow by using non-cash resources, such as Juno common stock, to satisfy certain discretionary and non-discretionary obligations. During the three months ended June 30, 2000, we entered into a number of agreements that enable us to issue our equity securities as consideration for certain telecommunications and subscriber referral costs. We may find opportunities to issue our equity securities as consideration for other subscriber acquisition, telecommunications, or other significant operating costs in the future. Finally, we may also seek to sell additional equity or debt securities or to increase, extend or supplement our existing credit facility. If non-cash methods for payment of operating costs are used or additional funds are raised by our issuing equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BILLABLE PREMIUM SERVICES AND OUR FREE BASIC WEB ACCESS SERVICE HAVE A
   LIMITED OPERATING HISTORY AND FACE NUMEROUS RISKS AND UNCERTAINTIES

      We have a limited operating history upon which you can evaluate our business and our services. We began offering our free basic service to the public in its original form in April 1996, first offered billable premium services to the public in July 1998 and expanded our free basic service to include full Internet access in addition to e-mail in December 1999. As a company in the rapidly evolving market for Internet services, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

      - attract and retain subscribers to our free basic service and our billable premium services;

      -     anticipate and adapt to the changing Internet market;

      - generate revenues from the sale of our billable premium services and from the sale of advertising that are sufficient to cover our operating expenses;

      - preserve or raise the capital necessary to finance our operations to the extent that they are not profitable;

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

      - operate broadband Internet access services, whether independently or in collaboration with one or more third parties;

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

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND EXPECT CONTINUED
  LOSSES FOR THE FORESEEABLE FUTURE

      Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to promote awareness of these services and to grow our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998, $55.8 for the year ended December 31, 1999 and $90.5 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated net losses totaled $238.5 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31,

1996, $33.6 million for the year ended December 31, 1997, $20.9 million for the year ended December 31, 1998 and $45.1 million for the year ended December 31, 1999. For the six months ended June 30, 2000, we used $81.3 million in cash for working capital purposes and to fund losses from operations. At June 30, 2000, $6.4 million remained prepaid for advertising that may be used at any time prior to March 2001.

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

JUNO'S BUSINESS IS SUBJECT TO FLUCTUATIONS IN OPERATING RESULTS WHICH MAY
  NEGATIVELY IMPACT THE PRICE OF OUR STOCK

      Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors. These include factors within and outside of our control. Some of these factors include:

      - patterns of subscriber acquisition and retention, and seasonal trends relating to subscriber usage of our services;

      - whether we maintain past levels of marketing activity to acquire subscribers and promote the Juno brand, and the extent to which any marketing activities we do undertake are timely and effective;

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

      Since we expect to be heavily dependent on revenues from our billable premium services in the foreseeable future, our revenues are likely to be particularly affected by our ability to recruit new subscribers directly to our billable premium services, upgrade users of our free basic service to our billable premium services, and retain subscribers to our billable premium services. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term, except for subscriber acquisition expenses which are largely, although not entirely, discretionary. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, which may cause our business and financial results to suffer.

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

THE EXPANSION OF OUR FREE BASIC SERVICE TO INCLUDE FULL WEB ACCESS HAS CREATED
  SUBSTANTIAL BUSINESS RISKS

      In December 1999, we announced the expansion of our free basic service to include full Internet access, including access to the World Wide Web. We face numerous costs, risks, and uncertainties associated with the provision of free Web access to consumers, including the following:

      - OUR PAYING SUBSCRIBERS MAY CANCEL THEIR BILLABLE SERVICE SUBSCRIPTIONS AND SWITCH TO THE EXPANDED FREE SERVICE. Now that users of our basic service can access the Web for free, some Juno Web subscribers may cancel their billable service subscriptions and switch to the free basic service. If the number of Juno Web subscribers who switch to the free basic service is significant, our business and financial results may suffer. Net growth of our Juno Web subscriber base did, in fact, slow between the first and second quarters of 2000, possibly in part due to such cancellations.

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

      - OUR TELECOMMUNICATIONS COSTS HAVE INCREASED AND MAY INCREASE FURTHER. When using e-mail, subscribers need to be connected to our central computers for the relatively short period of time required to send e-mail they have written or download e-mail that has been sent to them. When using the Web, a subscriber must remain continuously connected to the Internet for the entire duration of a Web session. The expansion of our free basic service to include Web access has increased and is expected to continue to increase the amount of time that users spend connected, and correspondingly to increase our telecommunications costs both on an absolute and a per-subscriber basis. The expansion of our service to include free Web access may also continue to attract new subscribers to our free basic service, further increasing our telecommunications costs on an absolute basis. Our telecommunications costs represent one of the most significant expenses of providing our free basic service. We cannot assure you that we will be able to achieve adequate reductions in our per-subscriber telecommunications costs, or any such reductions, and if we are unable to achieve such reductions, our business and financial results will suffer.

      - REVENUES GENERATED FROM THE SALE OF ADDITIONAL ADVERTISING INVENTORY CREATED BY THE EXPANSION OF OUR FREE BASIC SERVICE MAY BE INSUFFICIENT TO COVER OUR INCREASED COSTS. The expansion of our free basic service may make us more dependent on advertising as a source of revenue in the future. The addition of a persistent advertising banner displayed to users of our expanded basic service when they use the Web has created a significant amount of additional advertising inventory, and we have engaged a third party, 24/7 Media, to bear primary responsibility for the sales of this inventory in return for a commission. However, do date, this additional advertising inventory has not generated significant additional revenues. There can be no assurance that in the future we will be able to generate significant revenues from the sale of this new advertising inventory, or that any portion of it that we, 24/7 Media, or any other agent engaged by us might be able to sell will be sold at favorable rates. If we are unable to sell this inventory or to do so at favorable rates, our business and financial results may suffer.

WE EXPECT TO REDUCE OUR USE OF CASH-INTENSIVE MARKETING CHANNELS FOR SUBSCRIBER
   ACQUISITION AND OUR BUSINESS MAY SUFFER TO THE EXTENT THAT ALTERNATIVE SUBSCRIBER ACQUISITION CHANNELS PROVE LESS EFFECTIVE

      We may not succeed in acquiring or retaining a sufficiently large subscriber base for our free basic service and our billable premium services, or in persuading a significant number of our free basic subscribers to upgrade to our premium services.

      To acquire new subscribers, we have historically relied on a number of cash-intensive distribution channels for our free proprietary software that enables subscribers to use our services. The most significant channel has been the use of direct mail to circulate diskettes or CDs containing our software to large numbers of prospective subscribers. We have recently suspended nearly all use of direct mail and although our plans could change in response to any of a number of factors, we do not currently expect to substantially increase its use in the near future. We have also reduced our use of certain other subscriber acquisition channels that require significant cash expenditures, in favor of pursuing alternative subscriber acquisition opportunities that entail the expenditure of lesser amounts of cash. These alternative methods have included stock-based subscriber referral agreements and may, in the future, include the outright acquisition of other Internet service providers or their subscriber accounts or other assets, or the exchange of Juno advertising impressions or other non-cash resources for subscriber referrals. In most of these cases, we expect to use Juno common stock or other non-cash resources as payment. However, there can be no assurance that we will be successful in identifying or exploiting a sufficient number of such alternative subscriber acquisition opportunities, if any, or that the number of subscribers generated by any such opportunities we do identify and exploit will be sufficient, to grow, or even to maintain, the size of our subscriber base. To the extent that alternative subscriber acquisition methods we employ involve the issuance of Juno common stock as consideration, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock.

    We have recently entered into two transactions in which smaller providers of free Web access, Freewwweb and WorldSpy, elected to cease operations and agreed that they would refer their subscribers to Juno in return for success-based compensation from us, paid primarily or entirely in the form of our common stock. The conversion of subscribers to our services from these two referral arrangements did not begin until July 19, 2000 and June 30, 2000, respectively, and there is limited operating history on the basis of which these arrangements can be evaluated. If subscribers to the Freewwweb and WorldSpy services do not elect to subscribe to Juno, or if Juno experiences high rates of attrition from those who do, then our business and financial results may suffer. In light of our recent suspension of virtually all direct mail advertising and certain other cash-intensive subscriber acquisition activities, we expect to be increasingly dependent on the results of less cash-intensive subscriber acquisition activities, possibly including other transactions analogous to the subscriber referral agreements we have executed with Freewwweb and WorldSpy, as a source of gross new subscribers in the near future. If our curtailment of cash-intensive subscriber acquisition activities and our substituted reliance on alternative subscriber acquisition channels causes us to fall short of anticipated subscriber goals or usage levels, then our business and financial results may suffer.

      Furthermore, our business strategy contemplates that a significant percentage of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying on this migration as a major source of subscribers to our billable premium services and, since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. Over time, repeated exposure to these advertisements may cause their effectiveness to decline. As a result, such advertisements may prove insufficient to generate growth in our billable subscriber base. It may become more difficult and expensive to effectively market our premium services to users of our free basic service and the rate at which users of the free basic service upgrade to our billable premium services may decline. If our marketing techniques fail to generate the anticipated conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly into our billable premium services is greater than expected, if diminished capital resources require us to curtail our use of external marketing channels, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results will suffer.

OUR MARKETING PROGRAM MAY NOT SUCCEED IN GENERATING NEW SUBSCRIBERS OR AWARENESS
  OF OUR SERVICES

      We currently expect to continue, at least over the near term, with marketing activities directed at increasing awareness of our services and encouraging prospective subscribers to begin using our services. Such marketing activities are expected to continue to include forms of advertising, such as television advertising, with which we have limited experience. In light of our objective of preserving cash resources, we expect to limit the extent of such marketing activities, and there is a risk that, as a result, these activities may not be effective in accomplishing our goals. Although many of our competitors have engaged in significant advertising campaigns for their services, we cannot predict the timing, the type, or the extent of future advertising activities by our competitors. Many of our competitors have greater financial resources than we do and have undertaken significant advertising campaigns utilizing the same advertising media that we use. It is possible that these campaigns will have an adverse effect on our own marketing plans or expenses. If we incur costs in implementing our marketing campaign without generating sufficient new subscribers to our services, or if capital limitations prevent us from implementing our marketing campaigns, our business and financial results will suffer.

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

      In the past, we have experienced lengthy periods during which the total number of subscribers using our services in a given month remained relatively static despite our addition of a substantial number of new users to our services. In the future, we expect to reduce significantly our levels of cash expenditure for subscriber acquisition and retention activity. As a result, we may experience similar periods in the future in which our active subscriber levels remain static. We may also experience periods in which our active subscriber counts decline, especially if we are unable to identify and successfully exploit non-cash-intensive subscriber acquisition and retention channels sufficient to offset the effects of subscriber attrition. If we are unable to acquire enough new subscribers or retain enough current subscribers to our basic service or our billable premium services, we may experience a decline in the net number of active subscribers to one or more of our services. Either of these declines might cause our business and financial results to suffer.

SOME USERS OF OUR FREE BASIC SERVICE MAY BE UNABLE TO ACCESS THE WEB

      In order to obtain access to the Web, users of our free basic service must be equipped with a version of our software at least as recent as version 4.0, as well as a recent version of Microsoft Internet Explorer, the Web browsing software that our free basic service requires. At July 31, 2000, approximately 20% of active users of our free basic service used versions of our software older than version 4.0. Although we plan to upgrade such users' software to a more recent version automatically by downloading the newer version to their computer during one of their connections, technical constraints prevent us from completing automatic upgrades for users of the oldest versions of our software. Instead, these users must choose to install the current version of our software and, in some cases, need to be sent a copy of the software by mail before they can complete this process. Approximately 4% of our free basic service users currently use a version of the Microsoft Windows operating system older than Windows 95, and cannot upgrade to a current version of the Juno software unless they upgrade to a more current version of Windows. There is a risk that some portion of our basic service user base will never upgrade to a current version of the Juno software and will be unable to access the Web through our free basic service.

      If a significant percentage of our basic service users do not use the Web, our ability to display Web-related advertisements and generate associated revenues may be harmed.

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

      INTENSE COMPETITION EXISTS IN THE MARKET FOR INTERNET SERVICES

      We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. We believe that the primary competitive factors determining success in these markets include effective marketing to promote brand awareness, a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services and industry and general economic trends. The market for Internet services has begun to consolidate, and we expect competition to increase as some of our competitors grow larger through consolidation or begin to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to the development, promotion and distribution and sale of products and services. Additionally, our competitors may be able to charge less for premium Internet services than we do for our billable premium services, or offer services for free that we currently provide only for a fee, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable premium services. We may choose to lower or eliminate the fees we currently charge for our billable premium services, or enhance the features available to users of our free basic service, in order to remain competitive with other industry participants. If we do so, our business and financial results may suffer.

      In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

      - Established online service providers such as America Online, CompuServe, and The Microsoft Network;

      - National Internet service providers such as EarthLink and Prodigy, including a number of companies, such as 1stUp, NetZero and Spinway, that offer Web access for free;

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

      We do not currently offer services internationally, other than to a small base of users located in Canada. If the ability to provide Internet services internationally becomes a competitive advantage in our markets and we do not begin to provide services internationally, we will be at a competitive disadvantage.

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

      OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE

      Our competition has increased and is likely to continue to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers.. Since our announcement of free Internet access in December 1999, a number of competitors have announced the introduction of services similar to ours, and we believe that other Internet service providers may introduce their own free services. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. We have formed several such relationships, and have not found them effective as a means of attracting new subscribers to our services. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Increasing competition could result in increased subscriber attrition. It could also put pressure on us to increase our spending for sales and marketing and for subscriber acquisition and retention activities at a time when we may not have adequate cash resources to devote to such activities. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

WE ARE DEPENDENT ON STRATEGIC MARKETING ALLIANCES AS A SOURCE OF REVENUES AND
   OUR BUSINESS COULD SUFFER IF ANY OF THESE ALLIANCES ARE TERMINATED

      We have strategic marketing alliances with a number of third parties, and most of our strategic marketing partners have the right to terminate their agreements with us on short notice. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also expect that we will not be able to renew all of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners. Additionally, many of our strategic marketing partners are concentrated within the Internet industry. As a result, any downturn that affects the Internet industry generally, and, in particular, any downturn that affects the ability of our partners to pay revenues or advances against revenue as they become due, could cause our business and financial results to suffer.

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

      We are also at risk due to fundamental changes in the way that Internet access may be provided in the future. Currently, consumers access Internet services primarily through computers connected by telephone lines. Broadband connections, however, allow significantly faster access to the Internet than is possible using the telephone-based analog modems currently used by most of our subscribers. In many regions, cable television companies, local and long distance telephone companies, and wireless communications companies, have begun to provide Internet access. These competitors, including cable television operators, may include Internet access in their basic bundle of services or may offer Internet access for a nominal additional charge. We have begun to enter into arrangements with providers of broadband connections to allow the delivery of our services over distribution channels they own or control. However, the majority of our broadband relationships are at a developmental or initial implementation stage and the associated services are used by a negligible number of subscribers at the current time. Moreover, only a portion of our subscriber base is currently served by broadband providers with which we have existing agreements. In other segments of our market, there is a risk that we may be unable to offer our subscribers high-speed Internet access. In the future, we might also be prevented from delivering high-speed Internet access through networks controlled by competitors of ours, or from doing so on a cost-effective basis.

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

IF THE MARKET FOR BROADBAND ACCESS IN GENERAL, OR FOR JUNO EXPRESS IN
   PARTICULAR, FAILS TO DEVELOP, OUR BUSINESS MAY BE HARMED

      Juno Express, our billable broadband service, delivers Internet access at broadband speeds currently through the use of DSL and mobile wireless technologies.

      As our DSL service is currently designed, before we can provide service to a subscriber, the subscriber's local telephone company frequently must either install and configure an additional copper telephone line at the subscriber's residence or reconfigure an existing telephone line if a line that can be dedicated exclusively to the DSL connection is available. Accordingly, consumers who wish to subscribe to the DSL version of Juno Express currently must go through a complex installation process, for which we are dependent on the performance of the local telephone company. We are also currently dependent on the performance of a national supplier of DSL services, Covad Communications, with whom we have chosen to partner for the delivery of Juno Express using DSL technology. Covad is responsible for completing the installation process begun by the local telephone company. Currently, a Covad technician must visit the residence of each Juno Express subscriber to complete any necessary wiring and to deliver and test DSL hardware. If our relationship with Covad is unsuccessful, or if Juno and Covad are unable to coordinate the installation of necessary telephone lines with local telephone companies, or if other factors delay or otherwise hinder our ability to expand beyond the markets in which the service is currently available, or if these or other factors affect our ability to introduce or deliver DSL-based services in a timely and cost-effective fashion, then our business and financial results may suffer.

      In addition to the DSL service described above, we have recently begun offering Juno Express wireless mobile service powered by Metricom's Ricochet technology. This service is currently being offered in only two markets, and there can be no assurances that the performance or availability of this service will be acceptable to us or to our subscribers, or that Metricom will successfully expand this service offering beyond the current markets. Additionally, use of this service requires subscribers to purchase and install special hardware, in connection with which we are dependent on a third party that must coordinate installation and activation with Metricom.

      Although Juno has begun to make arrangements for the provision of the Juno Express service over other broadband platforms, the relationships on which such expansion depends are new and are subject to significant risks and uncertainties. We have recently entered into agreements with AT&T Broadband and Time Warner for the provision of Internet services over cable technology. In the case of AT&T Broadband, there is a significant risk that AT&T will not succeed in renegotiating an existing agreement under which Excite@Home has the exclusive right to provide high-speed broadband services through June 2002. If AT&T is unsuccessful, we will not be able to offer Juno Express over AT&T's cable systems at speeds of 128kbps until July 2002 at the earliest. Similarly, Time Warner has existing commitments to make RoadRunner the exclusive provider of residential broadband services on Time Warner cable through December 2001. If Time Warner fails to renegotiate its commitment to RoadRunner, we will not be able to offer residential broadband services over Time Warner's cable system until January 2002. Additionally, there are risks that either of these companies could exercise rights to terminate their relationship with Juno.

      Juno has entered into an arrangement to offer Juno Express through broadband satellite services provided by Hughes. There are significant risks and uncertainties associated with this arrangement. Considerable technical development must occur before the service can be launched. Also, the technology currently utilized provides "one-way" broadband functionality, so that users must utilize traditional dial-up phone line service for the "upstream" portion of their Internet connection. This feature may prove unattractive to subscribers because of slower connection speeds and possible connection costs, and could have an adverse affect on the acceptance of this broadband platform. There can be no assurance that "two-way" functionality will be made available by this partner.

      The market for broadband services is in the early stages of development, and we cannot assure you that broadband services in general, or that any of DSL, cable, mobile wireless or satellite technologies in particular, will become popular with consumers. We cannot assure you that we will have adequate access to any of these technologies at favorable rates. Additionally, Juno Express faces competition in the market for broadband services from many competitors with significant financial resources, well-established brand names, and large existing customer bases. Many local telephone companies are themselves in some stage of test marketing or offering broadband services. In many markets, these competitors already offer, or are expected to offer, broadband Internet access at prices lower than we expect to be able to offer to potential customers for Juno Express. If we are unable to provide competitive broadband services at competitive rates, our business and financial results may suffer.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE MARKET FOR INTERNET ADVERTISING
   FAILS TO DEVELOP

      Our business and financial results are dependent on the use of the Internet as an advertising medium. Internet-based advertising accounts for only a small fraction of all advertising expenditures, and we cannot be sure that Internet-based advertising will ever grow to account for a substantial percentage of total advertising spending or when an increase might occur. Our business may suffer if the market for Internet-based advertising fails to develop or develops more slowly than expected. Our business also may suffer if users install "filter" software programs that limit or prevent advertising from being delivered to their computers. Widespread adoption of this type of software could harm the commercial viability of Internet-based advertising.

      Sales of advertising space on our services represent an important revenue source for us. Competition for Internet-based advertising revenues is intense, and this competition has resulted in significant price erosion over time, which may continue. We cannot assure you that we will be successful in selling advertising or capturing a significant share of the market for Internet-based advertising. We also cannot assure you that we will be able to sell advertising at the rates we currently project, and it may become necessary to lower the rates for advertising space on our services. In addition, a substantial portion of our future advertising revenues are expected to be derived from the sale of advertising to other Internet companies, including companies that sell goods or services over the Web. As a result, our advertising revenues are susceptible to trends that affect other Internet companies, and are particularly dependent on whether other companies within the Internet community have capital available to pursue advertising and marketing campaigns that utilize our services.

      We currently rely on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. We also rely on revenue arrangements under third party relationships in which Juno receives revenue in return for the display of advertising sold by a third party partner. These include relationships with 24/7 Media and LookSmart Ltd. Under our agreement with 24/7 Media, we are entitled to a portion of the revenues earned from their sale of advertising on the persistent advertising and navigation banner that is displayed to users who access the Web through using our free basic service. Under our agreement with LookSmart, LookSmart provides Internet search and directory features to our subscribers through the Juno Web portal site, and we are entitled to receive payments based on the volume of Web pages that are delivered to users of these features.

    We cannot be sure that our internal sales organization, 24/7 Media, or any other independent sales organization will achieve our advertising sales objectives or do so in a cost-effective manner. If Internet-based advertising does not continue to grow or if we are unable to capture a sufficient share of Internet-based advertising, our business and financial results may suffer. Additionally, we have experienced some difficulties in achieving our projected level of advertising sales, and if our internal sales organization, 24/7 Media or other independent sales organizations are not able to accomplish desired sales levels, then this may cause our business and financial results to suffer. We cannot be sure that our users will find the services provided by LookSmart useful, or that they will utilize LookSmart's search and directory features in a manner that generates significant revenue to Juno. If usage of the LookSmart features is less than projected, then our business and financial results may suffer.

OUR ADVERTISING SYSTEM REQUIRES LABOR AND IMPOSES COSTS ON US BEYOND THOSE
   ASSOCIATED WITH STANDARD WEB ADVERTISING

      Some of the advertising inventory available on our services is non-standard when compared to advertising on the Web and may put Juno at a competitive disadvantage. Although the Juno Web portal site and the persistent advertising and navigation banner shown to users of our free basic service when they access the Web utilize standard Web formatting, the significant amount of advertising inventory associated with the e-mail portion of our services employs non-standard formatting. The advertisements displayed while a subscriber reads and writes e-mail are created using proprietary tools that are not fully compatible with standard Web advertising. Therefore, many advertisements displayed on our services require customization that would not be required by a Web site capable of displaying previously prepared standard advertisements. This customization work increases the time necessary to prepare an advertisement to be displayed on our services and the costs associated with running these ads. We must also absorb the telecommunications cost associated with downloading ads to our subscribers, which is an expense that advertising-supported Web sites do not incur. As ads become more complex, our telecommunications expenses may increase. Furthermore, the costs associated with selling or attempting to sell advertising space on our services are significant. These costs may be greater than the costs associated with selling advertising space on Web sites that exclusively utilize standard Web advertising formats. Additionally, our use of a proprietary advertising format could interfere with our packaging a significant portion of our advertising space for sale by an advertising network such as DoubleClick or 24/7 Media. We also rely on detailed data provided by our subscribers for purposes of targeting some ads. We do not currently verify the accuracy of this data at the time it is provided or require subscribers to update their information thereafter. Furthermore, individuals who subscribe directly to one of our billable premium services are not currently required to provide this data. Any of the above factors could discourage advertising on our network by some advertisers.

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

      Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies, which is operated by WorldCom; Level 3; Concentric; Splitrock Services; Sprint; PSINet; and Navipath. We also rely on these these telecommunications companies to carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

      As of June 30, 2000, we had contracted for the use of more than 3,400 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a minority of our subscriber base may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection to the Web. The inability of some of our subscribers to access the Web with a local call in some areas of the country could harm our business.

We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

      At various times in the past, network capacity constraints at particular points of presence have prevented or delayed access by subscribers attempting to connect to our services. This could happen in the future, especially during times of peak usage. Difficulties accessing our services due to poor network performance could cause our subscribers to terminate their subscriptions with us. Because we depend on third-party telecommunications carriers for crucial portions of our network infrastructure, we do not have direct control over network reliability and some aspects of service quality. A natural disaster or other unanticipated problem that affects the points of presence or the telecommunications lines we use, or that affects the nation's telecommunications network in general, could cause interruptions in our services.

      Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Currently, we are particularly dependent on WorldCom, which, through UUNET Technologies, provides more than 1,000 of the more than 3,400 points of presence for which we contract, many of which are in locations not served competitively by other telecommunications carriers. Our business could be significantly harmed if we are unable to maintain a favorable relationship with WorldCom and the companies they control. We cannot assure you that we would be able to replace all of the services provided to us through WorldCom were our relationship with them to be terminated.

      Our financial results are highly sensitive to variations in prices for the telecommunications services described above. In the past, we have benefited from reductions in per-unit pricing for telecommunications services. We cannot assure you that telecommunications prices will continue to decline, or that there will not be telecommunications price increases due to factors beyond our control. We cannot assure you that our telecommunications carriers will continue to provide us access to their points of presence on our current or better price terms, that the price terms that they do offer us, if any, will be sufficiently low to meet our needs, or that alternative services will be available in the event that their quality of service declines or that our relationship with any of our current carriers is terminated.

      Most of the telecommunications services we purchase are provided to us under short-term agreements that the providers can terminate or elect not to renew. As a result, there is a significant risk that any or all of our telecommunications carriers could end their relationship with us. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access, potentially limiting our members' ability to access the Internet or connect to our central computers. Furthermore, the majority of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. If our telecommunications service providers were to decrease the levels of service or access provided to us, or if they were to terminate their relationships with us for competitive or other reasons, our business and financial results would suffer.

WE ARE DEPENDENT ON THIRD PARTIES FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND
   OUR BUSINESS MAY SUFFER IF THEY ARE UNABLE TO PROVIDE THESE SERVICES, CANNOT EXPAND TO MEET OUR NEEDS, OR IF THEY TERMINATE THEIR RELATIONSHIP WITH US

      Our business and financial results depend, in part, on the availability of live technical and customer service support, and of inbound telemarketing and disk distribution services. Should our ability to provide these services be hampered, our business may suffer. Although many Internet service providers have developed internal customer service operations designed to meet these needs, we have elected to outsource these functions to third-party vendors. We currently purchase almost all of our technical and customer service support from ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service and telemarketing services in the event that either ClientLogic or other external providers become unable or unwilling to offer these services to us.

        At June 30, 2000, ClientLogic provided more than 750 full-time or part-time employees at its facilities to service our account. We believe the availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we are dependent on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. We believe that failure to provide consistent customer support and to maintain consumer-acceptable hold times could have an adverse effect on our subscriber acquisition and retention efforts in the future. However, maintaining desired customer support levels may require significantly more support personnel than are currently available to us through ClientLogic, especially if we were to experience an increase in the number of subscribers who were using our services for the first time. Additionally, if we elect to offer customer service features that we do not currently support, or to enhance the overall quality of our customer support for competitive reasons, we may require even greater resources. As a result, we are currently soliciting proposals from additional vendors to supplement the services provided to us by ClientLogic, or to provide such services in the event our relationship with ClientLogic terminates. Our current agreement with ClientLogic converted to a month-to-month contract on August 1, 2000, under which either party has the right to terminate the relationship at any time upon one month's notice. Although we are currently renegotiating the terms of our relationship with ClientLogic, there is a significant risk that ClientLogic could exercise its one-month termination rights under the current agreement if the parties are unable to reach mutually acceptable terms. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are unable to obtain externally or develop internally the additional customer service and technical support capacity we expect to need, our business and financial results may suffer.

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

      We may have to interrupt, delay or cease service to our subscribers to alleviate problems caused by computer viruses, security breaches or other failures of network security. Any damage or failure that interrupts or delays our operations could result in subscriber cancellations, could harm our reputation, and could affect our business and financial results. Our insurance coverage may not adequately compensate us for any losses that may occur due to any failures in our systems or interruptions in our services.

IF OUR BUSINESS WERE TO EXPERIENCE ADDITIONAL GROWTH, IT COULD STRAIN OUR
   MANAGERIAL, OPERATIONAL, FINANCIAL, AND INFORMATION SYSTEMS RESOURCES

      In the past, we have expanded our company and our operations rapidly to facilitate the growth of our business, and this expansion placed a significant strain on our managerial, operational, financial and information systems resources. If we continue to experience additional growth, our business and financial results will be especially dependent on our ability to manage such growth effectively, including the effective expansion of our sales effort, the continued development of improved versions of our software, and the expansion of the computer systems and related infrastructure used to provide our services. Additionally, we expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and that we will also need to continue to recruit, train and manage members of our workforce. We had 65 employees at December 31, 1996, 152 employees at December 31, 1997, 144 employees at December 31, 1998, 263 employees at December 31, 1999, including 60 employees in India, and 321 employees at June 30, 2000, including 75 employees in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We expect to continue to rely on outsourcing arrangements for our customer service needs and for the performance of some advertising sales functions. Even with our reliance on outsourcing, we expect that the size of our own workforce may need to continue to increase for the foreseeable future.

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

      -     children's privacy;

      -     pricing;

      -     intellectual property;

      -     federal, state and local taxation;

      -     advertising;

      -     distribution; and

      -     characteristics and quality of products and services.

      Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium.

      It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, we have begun to service a small number of subscribers who are located in Canada. Laws and regulations relating to the Internet, or to doing business in Canada, or similar laws and regulations in other jurisdictions should we choose to continue to expand outside of the United States, could have an adverse effect on our business.

      The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. Additionally, because we rely on the collection and use of personal data from our subscribers for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The Federal Trade Commission has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The enactment of any additional laws or regulations in this area, or renewed enforcement activity of existing laws and regulations, may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer.

FEDERAL TRADE COMMISSION ACTION COULD IMPACT OUR MARKETING PRACTICES

      The FTC is conducting an ongoing investigation into the marketing practices of various Internet-related companies, including Juno. At the FTC's request, we have provided marketing-related and customer service-related information concerning our services. On the basis of these submissions, the FTC staff has asserted, among other claims, that Juno's disclosure practices about the possibility of users incurring local telephone charges were insufficient, and that Juno's cancellation policies for subscribers to its billable services were unduly restrictive. On the basis of our preliminary discussions with the FTC staff, we expect that we will begin implementing modifications to the disclosure we make about telecommunications charges that users might incur and to our billable services cancellation practices. Depending on the final outcome of the FTC inquiry, we could be required to modify our business practices or provide compensatory relief in a manner adverse to us. Either of these outcomes could cause our business and financial results to suffer.

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

OUR RELATIONSHIP WITH D. E. SHAW & CO., L.P. MAY PRESENT POTENTIAL CONFLICTS OF
   INTEREST

      The Chairman of our board of directors and our largest stockholder, Dr. David E. Shaw, is the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., a securities firm whose activities focus on various aspects of the intersection between technology and finance. Dr. Shaw devotes only a portion of his time to our company, and spends most of his time and energy engaged in business activities unrelated to us. Dr. Shaw indirectly owns a controlling interest in DESCO, L.P. and in some of its affiliated entities. Transactions between us and these parties may occur in the future and could potentially result in conflicts of interest that prove harmful to us.

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

OUR DIRECTORS AND OFFICERS EXERCISE SIGNIFICANT CONTROL OVER US

      As of July 31, 2000, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 43.7% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of July 31, 2000, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 41.9% of our outstanding common stock as of that date. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

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

      We have been granted four U.S. patents covering aspects of our technology for the offline display of advertisements and the authentication and dynamic scheduling of advertisements and other messages to be delivered to computer users. We have also filed a number of other U.S. patent applications relating to additional aspects of our business. We cannot assure you, however, that these applications will result in the issuance of patents, that any patents that have been granted or that might be granted in the future will provide us with any competitive advantages or will be exploited profitably by us, or that any of these patents will withstand any challenges by third parties. We also cannot assure you that others will not obtain and assert patents against us which are essential for our business. If patents are asserted against us, we cannot assure you that we will be able to obtain license rights to those patents on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

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

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS

      Our business and financial results depend in part on the continued service of our key personnel. We do not carry key person life insurance on any of our personnel. During the second quarter of 2000, our executive vice president, sales and marketing, Robert H. Cherins, resigned from the Company. Our executive vice president, technology, Mark Moraes, has announced his resignation effective in August 2000. The loss of the services of these or any other executive officers or the loss of the services of other key employees could harm our business and financial results.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE
   ADDITIONAL FINANCING

      We may need to raise additional funds in the future to fund our operations, to finance subscriber acquisition costs, to fund more aggressive brand promotion, to enhance or expand the range of Internet services we offer or to respond to competitive pressures or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in amounts or on acceptable terms, we may not be able to devote sufficient cash resources to subscriber acquisition, successfully promote our brand, enhance or expand our services, respond to competitive pressures or take advantage of opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely. If additional funds are raised by our issuing equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

WE MAY ISSUE OUR COMMON STOCK TO PAY FOR SERVICES IN TRANSACTIONS THAT CAUSE
   DILUTION TO OUR SHAREHOLDERS

      We have recently entered into a number of relationships in which we expect to use our common stock to compensate third parties for services performed for us, including subscriber referral and telecommunications services. In most of these transactions, the payments owed by Juno will be calculated in dollar terms, with Juno having the right to issue an equivalent amount of its common stock in lieu of making cash payments. We currently anticipate that we will exercise those rights where available to us, although we may choose to pay for some or all of such expenses in cash. If the price of Juno common stock should decrease, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our shareholders. Additionally, the third parties to whom we issue common stock will have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of a large number of these shares in the market, or the perception that such sales could occur.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER
   COMPANIES

      We have entered into several transactions in which other companies have agreed to refer their subscribers to us in return for compensation either primarily or entirely in the form of Juno common stock. Although we have recently entered into two such transactions, we do not have experience in completing acquisitions of, or making investments in, companies or their assets. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services, or customers. If we buy a company, we could have difficulty in assimilating that company's personnel and operations, and the key personnel of the acquired company may decide not to work for us. We would expect that any acquisition may present us with difficulties in assimilating the acquired services, technology assets or customer bases into our operations. Similarly, subscriber referral transactions may expose us to difficulties resulting from the conversion of subscribers from a competitive service to our own services. Any of these difficulties could disrupt our ongoing business, and distract our management and employees. In addition, these transactions could increase our cash expenditures, and require the amortization of goodwill, both of which could have an adverse effect on our financial results. Furthermore, we may incur debt, and we expect to issue equity securities, in order to pay for our subscriber referral transactions or any other transactions we might choose to undertake. The issuance of equity securities could be dilutive to our existing stockholders.

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER
   RISKS IF WE DECIDE TO EXPAND INTERNATIONALLY

      We currently provide services to a small number of users who are located in Canada. We may decide to increase the international availability of our services, and we believe that any international operations would be subject to most of the risks of our business generally. In addition, there are risks inherent in doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, and adverse tax consequences, and there are likely to be different consumer preferences and requirements in such markets. We cannot assure you that one or more of these factors would not harm any future international operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of stockholders on May 24, 2000 in New York City. At the meeting, Juno's stockholders voted to amend the company's 1999 Stock Incentive Plan to (i) increase the number of shares of common stock available for issuance under the Plan by an additional 3,500,000 shares and (ii) increase the number of shares by which the share reserve under the Plan will increase on the first trading day of each calendar year to four percent of such outstanding shares, subject to a maximum annual increase of 2,400,000 shares. This proposal was approved with a vote of 19,848,286 in favor; 1,251,166 against; and 45,972 abstaining. The stockholders also elected to reappoint PricewaterhouseCoopers LLP as our auditor. This proposal was approved with a vote of 28,898,290 in favor; 58,167 against; and 22,301 abstaining.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

         27.1       Financial Data Schedule

      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

 ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JUNO ONLINE SERVICES, INC.
(Registrant)

Date:  August 14, 2000           /s/  Charles E. Ardai
                                 ---------------------

                           Name: Charles E. Ardai
                          Title: President, Chief Executive Officer and Director
                                 (principal executive officer)

Date:  August 14, 2000           /s/  Richard M. Eaton, Jr.
                                 --------------------------

                          Name:  Richard M. Eaton, Jr.
                         Title: Chief Financial Officer and Treasurer (principal accounting and financial officer)