Form 10-Q
period 2000-09-30
JUNO ONLINE SERVICES INC
filed 2000-11-14
CIK 1018035

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

               Yes   X                   No
                   -----                    -----

As of October 31, 2000, there were 40,823,174 shares of the Registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                       FOR
                           JUNO ONLINE SERVICES, INC.


                                                                            PAGE

PART I.  FINANCIAL INFORMATION...............................................  3

Item 1.  Condensed Consolidated Financial Statements (unaudited).............  3

         Condensed Consolidated Balance Sheets - September 30, 2000 and
             December 31, 1999...............................................  3

         Condensed Consolidated Statements of Operations - Three and
             nine months ended September 30, 2000 and 1999...................  4

         Condensed Consolidated Statement of Stockholders'
             Equity - Nine months ended September 30, 2000...................  6

         Condensed Consolidated Statements of Cash Flows - Nine
             months ended September 30, 2000 and 1999........................  7

         Notes to Condensed Consolidated Financial Statements................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 12

PART II. OTHER INFORMATION................................................... 46

Item 1.  Legal Proceedings................................................... 46

Item 6.  Exhibits and Report on Form 8-K..................................... 46

Item 7.  Signatures.......................................................... 47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2000           1999
                                                                   ------------   -------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...................................      $  68,648       $  91,497
  Accounts receivable, net of allowance for
    doubtful accounts of $1,557 and $544 in 2000
    and 1999, respectively ....................................         13,573           6,370
  Prepaid expenses and other current assets ...................          7,506          15,437
                                                                     ---------       ---------
    Total current assets ......................................         89,727         113,304

Fixed assets, net .............................................          9,386           5,684
Other assets ..................................................            902             100
                                                                     ---------       ---------
    Total assets ..............................................      $ 100,015       $ 119,088
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .......................      $  36,031       $  29,800
  Current portion of capital lease obligations ................          1,184           1,423
  Deferred revenue ............................................         17,077          14,510
                                                                     ---------       ---------
  Total current liabilities ...................................         54,292          45,733
  Capital lease obligations ...................................            238           1,455
  Deferred rent ...............................................            177             252
  Deferred revenue ............................................            128              --
  Liabilities expected to be settled with common stock ........         10,100              --
  Commitments and contingencies
  Stockholders' equity:
  Preferred stock--$0.01 par value; 5,000,000 shares
    authorized, none issued and outstanding ...................             --              --
  Common stock--$0.01 par value; 133,333,334 shares authorized,
    38,936,504, and 34,833,568 shares issued and outstanding
    in 2000, and 1999, respectively ...........................            389             348
  Additional paid-in capital ..................................        206,400         123,530
  Unearned compensation .......................................           (411)           (745)
  Cumulative translation adjustment ...........................             (1)             (1)
  Accumulated deficit .........................................       (171,297)        (51,484)
                                                                     ---------       ---------
    Total stockholders' equity ................................         35,080          71,648
                                                                     ---------       ---------
    Total liabilities and stockholders' equity ................      $ 100,015       $ 119,088
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

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              THREE MONTHS                     NINE MONTHS
                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                        -------------------------       -------------------------
                                          2000            1999            2000             1999
                                        ---------       ---------       ---------       ---------
Revenues:
  Billable services ..............      $  18,962       $   8,654       $  54,127       $  21,529
  Advertising and transaction fees         11,105           3,367          28,199           8,335
  Direct product sales ...........             78           1,083           1,419           4,082
                                        ---------       ---------       ---------       ---------
    Total revenues ...............         30,145          13,104          83,745          33,946
                                        ---------       ---------       ---------       ---------

Cost of revenues:
  Billable services ..............         12,130           5,960          36,727          16,119
  Advertising and transaction fees          2,174           1,120           6,186           3,362
  Direct product sales ...........             74             988           1,344           3,577
                                        ---------       ---------       ---------       ---------
    Total cost of revenues .......         14,378           8,068          44,257          23,058
                                        ---------       ---------       ---------       ---------

Operating expenses:
  Operations, free service .......         11,773           1,464          27,423           5,081
  Subscriber acquisition .........         24,874          15,028         107,744          31,648
  Sales and marketing ............          5,010           3,180          14,235           8,208
  Product development ............          2,470           1,592           8,033           5,423
  General and administrative .....          2,139           1,284           6,401           2,970
                                        ---------       ---------       ---------       ---------
    Total operating expenses .....         46,266          22,548         163,836          53,330
                                        ---------       ---------       ---------       ---------
    Loss from operations .........        (30,499)        (17,512)       (124,348)        (42,442)

Interest income, net .............          1,163           1,430           4,535           2,336
                                        ---------       ---------       ---------       ---------
  Net loss .......................      $ (29,336)      $ (16,082)      $(119,813)      $ (40,106)
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

                                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                                           ---------------------------------------
                                                                            NINE MONTHS    TWO MONTHS   SEVEN MONTHS
                                                       SEPTEMBER 30,           ENDED         ENDED         ENDED
                                                  -----------------------   SEPTEMBER 30,  FEBRUARY 28, SEPTEMBER 30,
                                                    2000          1999          2000          1999          1999          TOTAL
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net loss .....................................    $ (29,336)    $ (16,082)    $(119,813)    $  (4,350)    $ (35,756)    $ (40,106)
                                                  =========     =========     =========     =========     =========     =========

Basic and diluted net loss per share .........    $   (0.75)    $   (0.46)    $   (3.13)                  $   (1.73)
                                                  =========     =========     =========                   =========

Basic and diluted net loss per Class A limited
  partnership unit ...........................                                              $   (0.25)
                                                                                            =========

Weighted average number of:
  Shares of common stock .....................       38,866        34,634        38,225                      20,653
                                                  =========     =========     =========                   =========
  Class A limited partnership units ..........                                                 17,684
                                                                                            =========

Pro forma basic and diluted net loss per share                                                                          $   (1.39)
                                                                                                                        =========
Weighted average shares outstanding used in
  pro forma basic and diluted per share
  calculation ................................                                                                             28,869
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

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            COMMON STOCK         ADDITIONAL                  CUMULATIVE
                                        ----------------------     PAID-IN     UNEARNED      TRANSLATION   ACCUMULATED
                                         SHARES       AMOUNT       CAPITAL    COMPENSATION    ADJUSTMENT     DEFICIT        TOTAL
                                        ---------    ---------    ---------   -------------   ----------    ---------     ---------
Balance, December 31, 1999 ...........     34,834    $     348    $ 123,530     $    (745)    $      (1)    $ (51,484)    $  71,648
  Issuance of common stock, net of
    offering costs ...................      3,600           36       81,044            --            --            --        81,080
  Issuance of common stock upon
    exercise of stock options ........        380            4          830            --            --            --           834
  Issuance of common stock in
    connection with employee
    stock purchase plan ..............        123            1        1,165            --            --            --         1,166
  Forfeitures of unearned compensation         --           --         (169)          169            --            --            --
  Amortization of unearned
    compensation .....................         --           --           --           165            --            --           165
  Net loss ...........................         --           --           --            --            --      (119,813)     (119,813)
                                        ---------    ---------    ---------     ---------     ---------     ---------     ---------
Balance, September 30, 2000 ..........     38,937    $     389    $ 206,400     $    (411)    $      (1)    $(171,297)    $  35,080
                                        =========    =========    =========     =========     =========     =========     =========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                               2000                  1999
                                                             ---------            ----------
Cash flows from operating activities:
  Net loss ................................................. $(119,813)           $ (40,106)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ..........................     2,743                1,696
    Stock-based subscriber acquisition .....................    10,100                   --
    Amortization of deferred rent ..........................       (61)                 (49)
    Amortization of unearned compensation ..................       165                  352
    Changes in operating assets and liabilities: -
      Accounts receivable ..................................    (7,203)              (3,120)
      Prepaid expenses and other current assets ............     7,931              (12,420)
      Accounts payable and accrued expenses ................     6,217               17,950
      Deferred revenue .....................................     2,695                6,927
                                                             ---------            ---------
        Net cash used in operating activities ..............   (97,226)             (28,770)
                                                             ---------            ---------

Cash flows from investing activities:
  Purchases of fixed assets ................................    (6,445)                (657)
  Other assets .............................................      (802)                  68
                                                             ---------            ---------
        Net cash used in investing activities ..............    (7,247)                (589)
                                                             ---------            ---------

Cash flows from financing activities:
  Payments on capital lease obligations ....................    (1,456)                (546)
  Payments on senior note ..................................        --               (9,129)
  Net proceeds from issuance of redeemable
    convertible preferred stock ............................        --               61,859
  Net proceeds from issuance of common stock ...............    81,080               77,285
  Proceeds from issuance of common stock
    in connection with employee stock purchase plan ........     1,166                   --
  Proceeds from issuance of common stock
    upon exercise of stock options .........................       834                  155
                                                             ---------            ---------
        Net cash provided by financing activities ..........    81,624              129,624
                                                             ---------            ---------
        Net (decrease) increase in cash and cash equivalents   (22,849)             100,265

Cash and cash equivalents, beginning of period .............    91,497                8,152
                                                             ---------            ---------
Cash and cash equivalents, end of period ................... $  68,648            $ 108,417
                                                             =========            =========

Supplemental disclosure of cash flow information:
  Cash paid for interest ................................... $     126            $     309

Supplemental disclosure of noncash
  investing and financing activities:
  Capital lease obligations incurred for
    network equipment ...................................... $      --            $     871

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc.; its wholly owned subsidiary, Juno Internet Services, Inc.; and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the "Company" or "Juno"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and other filings with the Securities and Exchange Commission.

      The Company is a leading provider of Internet access to millions of computer users throughout the United States. The Company offers multiple levels of service, including free basic Internet access, billable premium dial-up service, and (in certain markets) high-speed broadband access. Revenues are derived primarily from the fees charged for the use of the Company's premium services, from the sale of advertising, and from various forms of electronic commerce.

      The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999. Prior to this announcement, the Company's free basic service provided only basic dial-up e-mail functionality.

      The Company has experienced operating losses since its inception. Such losses have been due, in part, to the Company's historical efforts to maximize the number of subscribers to both its free basic service and its premium services and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users. The Company expects that it will continue to incur net losses as it expends substantial resources in the operation of its business. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

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


2. LIABILITIES EXPECTED TO BE SETTLED WITH COMMON STOCK

      The Company has entered into subscriber referral agreements with two former providers of free Internet access, WorldSpy and Freewwweb, under which the Company is obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreements. A new Juno subscriber referred to Juno by WorldSpy or Freewwweb is a Qualified Referred Subscriber if he or she meets certain qualification criteria defined in the relevant subscriber referral agreement. Under the terms of these agreements, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. At September 30, 2000, the Company established liabilities of $10.1 million as an estimate of the amounts to be settled through the issuance of its common stock. On October 31, 2000, the Company issued 1,836,282 shares of its common stock in satisfaction of approximately 48% of this estimated liability. The closing price of the Company's common stock on October 31, 2000 was $2.63 per share.

3. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      The Company has entered into a number of telecommunications agreements that commit the Company to minimum usage levels for certain telecommunications services. Total commitments pursuant to these telecommunications agreements are as follows: $5,354 for the three months ended December 31, 2000, and $7,585 for the year ended December 31, 2001. Telecommunications services expense for the nine-month periods ended September 30, 2000 and 1999 were approximately $48,277 and $10,572, respectively.

      The Company has also entered into various non-cancelable operating leases. D.E. Shaw & Co., L.P. ("DESCO, L.P.") has also entered into a leasing arrangement for office space used by the Company. A portion of the Company's operations is located in a single location that is leased by DESCO, L.P. The Company, which benefits from the use of this office space, has agreed to assume performance of DESCO, L.P.'s payment obligations under the lease to the extent the Company occupies such office space. Minimum lease payments below include $8,198 related to this arrangement with DESCO, L.P. The remaining commitments under these operating leases are $1,307 for the three months ended December 31, 2000 and $4,586, $4,073, $1,318, $859 and $215 for the years ending December 31,
2001, 2002, 2003, 2004 and 2005, respectively. The Company's rental expense under operating leases in the nine months ended September 30, 2000 and 1999 was approximately $4,164 and $1,633, respectively.

CONTINGENCIES

      Various claims and actions have been asserted or threatened against the Company in the ordinary course of business. In the opinion of management, the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on the Company's consolidated financial position, results of operations, and cash flows, taken as a whole, except possibly as discussed below.

      The Federal Trade Commission has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including the Company. At the FTC's request, the Company has provided marketing-related and customer service-related information concerning our services. On the basis of these submissions, the FTC staff has claimed, among other things, that the Company's disclosure practices about the possibility of users incurring telephone charges were insufficient, and that the Company's cancellation policies for subscribers to its billable services were unduly restrictive. On the basis of the Company's discussions with the FTC staff, the Company has begun implementing modifications to the disclosure we make about telecommunications charges that users might incur and to our billable services cancellation practices. Depending on the final outcome of the FTC inquiry, the Company could be required, under a consent order or otherwise, to make compensatory payments and implement additional modifications to its business practices. The Company believes that there is at least a reasonable possibility of an unfavorable outcome, but is unable to estimate the possible loss or range of loss at this time.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)

4. EARNINGS PER SHARE

      Basic and diluted net loss per share for the nine months ended September 30, 1999 is calculated separately for the periods before and after the March 1999 statutory merger.

      The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Series A (Class A limited partnership units prior to March 1, 1999) and Series B Redeemable Convertible Preferred Stock as shares of common stock for the period following the March 1999 statutory merger.

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                       1999
                                                                   ------------
Numerator:
  Net loss .................................................       $    (40,106)
                                                                   ============

Denominator:
  Weighted average number of:
    Shares of common stock .................................         16,293,985
    Redeemable Convertible Preferred Stock
      treated as shares of common stock:
      Series B .............................................          3,182,454
      Series A (Class A limited partnership
        units prior to March 1, 1999) ......................          9,392,619
                                                                   ------------
    Denominator for pro forma basic and
      diluted net loss per share ...........................         28,869,058
                                                                   ============
Pro forma basic and diluted net loss per share .............       $      (1.39)
                                                                   ============

5. SUBSEQUENT EVENT

      During October 2000, the Company secured an equity financing commitment from a private investment fund in the form of an "equity line" facility. Under certain circumstances, the Company would have the right (but not the obligation) under this facility to obtain as much as $125 million through the issuance of common stock to the fund in a series of drawdowns over a two-year period. However, the amount actually available to the Company, if any, will be limited by, among other things, various volume- and price-related limitations, and is currently expected to be much lower than $125 million. Any stock issued to the fund under this facility will be purchased at a price equal to 94 percent of the volume-weighted average price of the Company's common shares on each purchase day. However, the fund will generally not be obligated to purchase shares from the Company on any day when the purchase price would be less than $2.50 per share. The Company will control the timing and frequency of any sales, subject to the facility's volume- and price-related limitations, and will have no obligation to draw down any minimum amount or number of times. However, the facility may be terminated if the Company does not sell any shares to the

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
                                   (UNAUDITED)


fund for a period of four consecutive months. The Company has agreed that, prior to any sale of shares to the fund under this facility, the Company will register such securities for resale under the Securities Act of 1933. Juno expects to file a registration statement with the Securities and Exchange Commission prior to December 1, 2000. The Company will not be able to draw on the facility until such time, if any, as this registration statement is declared effective by the Securities and Exchange Commission.

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

OVERVIEW

      Juno Online Services, Inc. is a leading provider of Internet access to millions of computer users throughout the United States. We offer several levels of service, including free basic Internet access, billable premium dial-up service, and (in certain markets) high-speed broadband access. Our revenues are derived primarily from the fees we charge for the use of our premium services, from the sale of advertising, and from various forms of electronic commerce.

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

      o JUNO WEB provides competitively priced premium Internet access, supplementing the features of the basic service with free live technical support and customer service, priority access to Juno's network through several hundred additional local access numbers, and the elimination of a persistent advertising and navigation banner that is displayed to our basic service users at all times while they are connected to the Web.

      o JUNO EXPRESS is a broadband service, available through multiple technologies, that provides all the features of Juno Web at speeds up to 21 times faster than an ordinary dial-up Internet connection. Among other benefits, this enables users to rapidly download high-bandwidth content such as video, music files, and software.

      In December 1999, in connection with the expansion of our free basic service, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

      In the month of September 2000, our base of active subscribers increased to 3.70 million, up from 3.38 million in the month of June 2000. Our billable subscriber base also continued to grow during the third quarter of 2000, to 750,000 at September 30, 2000, up from 730,000 at June 30, 2000. During the same period, our total registered subscriber base grew by 16% to 12.77 million. As of September 2000, 88% of our active subscribers had full Web access, up from 85% in June 2000. Given our current focus on the continued reduction of expenses, and in particular our expectation that we will reduce subscriber acquisition expenditures significantly, our billable subscriber base and our overall active subscriber base are unlikely to grow during the fourth quarter of 2000. See Selected Subscriber Data after the Results of Operations section in this Item for a presentation of subscriber data over the last 5 fiscal quarters. Our base of active subscribers encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers.

We classify our revenues as follows:

      (1)   Billable services revenues, consisting of:

            (a) subscription fees that we receive from subscribers to our premium services;

            (b) technical support fees received when subscribers to our free basic service and those subscribers to Juno Web who are subscribed at our lowest price points call a 900 number for live assistance from a support technician, as well as fees for other billable services; and

            (c) fees charged, at various times, for shipping and handling associated with mailing copies of the Juno software upon request to prospective Juno subscribers, and for short-term consulting engagements.

      (2) Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, our subscribers. These advertisements are displayed on the persistent advertising and navigation banner that is displayed to our free subscribers at all times while they use the Web, within the main Juno software while a Juno subscriber reads or writes e-mail and on Juno's Web portal site.

      (3) Direct product sales, consisting of revenues generated from the sale of products directly by us to our subscribers and the associated shipping and handling fees. The Company began phasing out its direct product sales activities during 1999, and completed this process in August 2000.

      We currently offer our billable premium services under a number of pricing plans. The list price for Juno Web is a flat rate of $19.95 per month, but since the launch of the service, we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as discounted flat-rate plans. The most common pricing plan for Juno Web is a flat fee of $9.95 per month following a free initial month. Juno ExpressSM is currently offered through a number of different broadband technologies, including digital subscriber line ("DSL") technology and mobile wireless technology, at price points starting at $49.95 per month. To date, DSL subscribers have received their installation and equipment for free after a manufacturer rebate of $198, an offer we may or may not continue to extend in the future. Roughly 2,000 subscribers had signed up for broadband service through Juno Express as of September 30, 2000, although not all such subscribers had completed the installation and set-up process by such date. Subscription revenues for our billable premium services accounted for approximately 97% of billable services revenues during both the three months and the nine months ended September 30, 2000.

      We believe that the expansion of our free basic service, which included the introduction of a persistent advertising and navigation banner that is displayed to our free subscribers at all times while they use the Web, has generated and will continue to generate a substantial amount of advertising inventory available for potential sale to advertising customers. The provision of full Internet access for free has also significantly increased the costs associated with providing our basic service due to significantly increased telecommunications connection time per subscriber per month. These costs are reflected in the Operations, free service line of our statement of operations. Our long-term strategy contemplates our generating sufficient additional revenues from this persistent advertising banner and from other advertising inventory we control to cover the increased costs associated with our service expansion. However, we have not yet been able to generate sufficient additional revenues to cover these increased costs. Our competitors for revenues from advertising and electronic commerce include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including necessitating advertising rate reductions and limiting our ability to enter into or renew advertising agreements. Additionally, we believe that overall demand for Internet-related advertising inventory has declined in recent quarters, leading to reduced near-term expectations with regard to advertising-related revenues for a number of companies in the Internet sector, including Juno.

      Advertising and transaction fees and direct product sales increased only slightly on a combined basis in the third quarter of 2000, to $11.2 million, as compared with $11.1 million in the second quarter. On a per subscriber basis, revenues associated with our free basic service declined approximately 8% in the third quarter of 2000 as compared with the second quarter, principally due to softness in the overall market for Internet advertising. The impact on us of this general softness in demand for Internet advertising was exacerbated by an increase in the percentage of our advertisers that are Internet-related companies; such companies represented a significant majority of our advertisers in the third quarter of 2000. Its impact is also reflected in our backlog of advertising contracts, which remained essentially unchanged between the end of the second quarter and the end of the third quarter; in the reduction or cancellation of some advertising contracts; and in an increased risk of uncollectible receivables. In addition, sales to date of advertising inventory associated with the persistent advertising banner shown to users of our free service have lagged relative to sales of other categories of advertising inventory. In the quarter ended September 30, 2000, this persistent advertising banner represented approximately one-third of our advertising inventory available for sale but generated less than 15% of our advertising and electronic commerce revenue for the quarter. We are currently in arbitration with 24/7 Media, the third party sales force we granted the exclusive right to sell substantially all of our persistent advertising banner inventory, to resolve a dispute regarding guaranteed minimum payments owed to Juno.

      We expect that revenues associated with the free basic service will continue to be exceeded by the sum of the expenses reported on the Operations, free service line and the portion of the Cost of revenues line associated with the free service through at least the end of this year. Our business may suffer if the market for Internet-based advertising fails to continue to develop, or develops more slowly than expected. Our strategy contemplates that subscription fees for billable premium services are likely to remain the largest source of revenues for Juno in the immediate future. Given our current focus on the continued reduction of expenses and on the continued improvement of bottom-line performance, our firmwide revenues are unlikely to increase during the fourth quarter of 2000.

      As of September 30, 2000, we held a total of $68.6 million in cash and cash equivalents. We believe that changes in the market environment over the past nine months have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. We continue to place a high value on flexibility, and may well respond on an opportunistic basis to further changes within the industry, but for the time being we expect to continue our recent shift of focus from the aggressive, cash intensive growth of our subscriber base to the reduction of cash outflows and subscriber acquisition investments overall and to the exploration and development of additional potential revenue sources.

      Instead of focusing on overall subscriber acquisition, we expect to concentrate over the coming quarters on segmenting our subscriber base and identifying ways to extract value from the most productive and least costly segments while taking steps to control the costs associated with the least productive and most costly. We believe that approximately 5% of the active subscribers to our free basic service are responsible for more than half the total hours that service is used to access the Web, and therefore a disproportionate fraction of the related telecommunications expense. One of our goals is to improve the balance between revenues and expenses by encouraging heavy users of our free service to upgrade to one of our billable services, participate in other revenue-generating activities, or modify their usage patterns. While these measures are likely to result in some amount of subscriber attrition, we believe this increased emphasis on the profitability of various segments of our subscriber base to be appropriate, particularly in light of recent changes in the Internet market environment.

      To the extent that we might wish to acquire either free or billable service subscribers, we face intense competition. Our competitors for such subscribers include companies that have substantially greater market presence and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into or renew agreements with distribution partners, necessitating price reductions for our billable services, or placing us at a competitive disadvantage if we do not maintain or increase our spending in areas such as marketing, telecommunications, and product development.

      We are subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers may incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and may experience relatively lighter usage and relatively fewer account registrations during the summer. We believe certain subscriber acquisition methods also tend to be most effective during the first and last calendar quarters of each year, and if we were to pursue such subscriber acquisition activities at some point in the future, we may take these types of seasonal effects into consideration in scheduling such marketing campaigns. Although we have relied heavily on direct mail in the past, we do not currently plan to use direct mail for subscriber acquisition in the near term. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The failure to retain subscribers to our billable premium services, or an increase in the rate of cancellations of those services, would cause our business and financial results to suffer. Advertising revenues also depend in part on the size of our overall active subscriber base. Any reduction in our overall active subscriber base due to subscriber attrition would reduce the amount of ad inventory we have available to sell and may also have the effect of reducing our advertising revenue.

      Our principal expenses consist of marketing, telecommunications, customer service, and personnel and related costs. We have elected to obtain a number of services principally from third-party providers. Services obtained from such providers include telecommunications services, customer service and technical support, services related to the sale of certain advertising inventory and the delivery of the associated advertisements, and merchandising fulfillment for our direct product sales activities. Our business and financial results would be harmed were we no longer able to obtain these services at competitive rates.

      We have incurred net losses of $267.8 million from our inception on June 30, 1995 through September 30, 2000. We expect net losses to continue for the foreseeable future. We have relied primarily on sales of equity securities, totaling $299.8 million, to fund our operations. Included in this amount are $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering. During October 2000, the Company secured an equity financing commitment from a private investment fund in the form of an "equity line" facility. See "Liquidity and Capital Resources" of this Item for additional information about this facility.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES

      Total revenues increased $17.0 million, to $30.1 million for the three months ended September 30, 2000 from $13.1 million for the three months ended September 30, 1999, an increase of 130%. This increase was due to increases in billable services revenues and in advertising and transaction fees, partially offset by a decrease in direct product sales. We currently expect that total revenues are unlikely to increase during the fourth quarter of 2000.

      BILLABLE SERVICES. Billable services revenues increased $10.3 million, to $19.0 million for the three months ended September 30, 2000 from $8.7 million for the three months ended September 30, 1999, an increase of 119%. This increase was due primarily to a greater number of billable service subscribers in the three months ended September 30, 2000, as compared with the much smaller number in the year-ago quarter, partially offset by a decrease in the average monthly revenue per subscriber. At September 30, 2000, there were approximately 750,000 billable service subscribers as compared with approximately 400,000 billable service subscribers at September 30, 1999. Given our current focus on the continued reduction of expenses, we believe our billable subscriber base is unlikely to grow during the fourth quarter of 2000.

      ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $7.7 million, to $11.1 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999, an increase of 230%. This increase was due primarily to the increase in our number of Web-enabled subscribers associated with the expansion of our free basic service to include full Web access. We believe this expansion made our subscriber base and ad inventory more attractive to some categories of advertisers, particularly those interested in attracting traffic to their own Web sites, and may account in part for our year-over-year increase in sales both overall and especially to Internet-related companies. Barter transactions accounted for approximately 3.6% and 2.7% of total revenues and approximately 9.7% and 10.2% of advertising and transaction fees for the three months ended September 30, 2000 and 1999, respectively.

      DIRECT PRODUCT SALES. Direct product sales decreased $1.0 million, to $0.1 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999, a decrease of 92.8%. This decline reflects our strategic decision to narrow the range of our direct product sales activities and the types of products offered to our subscribers and to gradually replace direct product sales with other forms of electronic commerce. Specifically, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales. Pursuant to this decision, in May 2000, we provided 90 days notice to our third-party provider of merchandising fulfillment that we were canceling our contract. Substantially all remaining direct product sales activities were eliminated in August 2000.

      COST OF REVENUES

      Total cost of revenues increased approximately $6.3 million, to $14.4 million for the three months ended September 30, 2000 from $8.1 million for the three months ended September 30, 1999, an increase of 78.2%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, during the three and nine months ended September 30, 1999, cost of revenues related to billable services included the costs of mailing copies of the Juno software upon request to prospective Juno subscribers, who had to pay for delivery of the disks at that time. We are likely to resume this practice for prospective subscribers to our free basic service in the future. Further, during the three and nine months ended September 30, 1999, cost of revenues related to billable services included personnel and related overhead costs associated with our performance of a short-term consulting engagement.

      Cost of revenues related to billable services increased approximately $6.2 million, to $12.1 million for the three months ended September 30, 2000 from $6.0 million for the three months ended September 30, 1999, an increase of 104%. This increase was due primarily to the costs of providing our billable premium services to a substantially larger number of subscribers as compared with the number of subscribers in the year-ago quarter. Costs related to the provision of these billable subscription services, principally telecommunications, customer service, and technical support expenses, accounted for 92.4% of the total costs of revenues related to billable services during the three months ended September 30, 2000 and accounted for the majority of the increase relative to the year-ago quarter. These expenses accounted for 92.7% of the total costs of revenues during the three months ended September 30, 1999. Cost of billable services revenues as a percentage of billable services revenues improved to 64.0% for the three months ended September 30, 2000 from 68.9% for the three months ended September 30, 1999. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates, partially offset by increased average hours of usage per subscriber.

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

      Cost of revenues for advertising and transaction fees increased approximately $1.1 million, to $2.2 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999.This increase was due primarily to the increase in advertising and transaction fee revenue associated with the increase in Web-enabled subscribers due to the expansion of our free basic service to include full Web access. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 19.6% for the three months ended September 30, 2000 from 33.3% for the three months ended September 30, 1999. This improvement was due primarily to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread relatively fixed production costs, and improvements in our production and distribution methods. We currently expect cost of revenues for advertising and transaction fees to remain in the 20% to 30% range over the long term, but may see such costs increase as a percentage of such revenues to the extent we offer discounted rates in order to sell a greater percentage of our available ad inventory or see advertising rates fall for any other reason.

      DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

      The cost of revenues for direct product sales decreased $0.9 million, to $0.1 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999, a decrease of 92.5%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 94.9% for the three months ended September 30, 2000 from 91.2% for the three months ended September 30, 1999. This increase was due primarily to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise as well as additional promotional pricing in response to increasing competition in the computer hardware retail market, which category represented the majority of our merchandise sold. We stopped conducting direct product sales activities in August 2000.

      OPERATING EXPENSES

      OPERATIONS, FREE SERVICE. Operations, free service consists of the costs associated with providing our free basic service. Costs consist principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

      Expenses associated with Operations, free service increased $10.3 million, to $11.8 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999, an increase of 704%. This increase was due primarily to additional telecommunications costs incurred as a result of the expansion of our free service to include full Internet access. On average, our free service subscribers used approximately 6 hours of connection time per month in the three months ended September 30, 2000, as compared to approximately 4 hours per month in the three months ended June 30, 2000. We currently expect that, in the absence of measures directed at addressing the disproportionate resource consumption of the heaviest users of our free service, average hours of connection time could rise significantly further over the coming quarters. However, such growth in average hours of connection time may be slowed or prevented to the extent that we successfully implement plans to prioritize our billable service subscribers and light users of our free service ahead of heavier users of our free service in terms of the resources we permit such users to consume. Such measures might, for example, make it more difficult for a heavy user to establish or maintain a Web connection, particularly during peak usage hours for our free service. We may also show additional advertising to our heavier users, including solicitations encouraging them to sign up for one of our billable services or for another revenue-generating program. To the extent that we implement these or similar changes, we are likely to experience at least some, and possibly a significant amount of, subscriber attrition, which may itself reduce overall Operations, free service expenses. Our Operations, free service expenses may also be positively impacted on a per-subscriber basis due to continued reductions in telecommunication rates. However, there can be no assurance that telecommunication rates will continue to decline, or that we will be successful in addressing disproportionate resource consumption by our heaviest users.

      SUBSCRIBER ACQUISITION. Subscriber acquisition costs include all costs incurred to acquire subscribers to either our free basic service or to one of our billable premium services. These costs include the cost of direct mail campaigns, advertising through conventional and computer-based media, telemarketing, the production of advertisements to be displayed over the Juno services and transmission of such advertisements to our subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, including fees paid under stock-based subscriber referral agreements where payment is made primarily or entirely through the issuance of shares of our common stock, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

      Subscriber acquisition costs increased approximately $9.8 million, to $24.9 million for the three months ended September 30, 2000 from $15.0 million for the three months ended September 30, 1999, an increase of 65.5%. This increase is due primarily to costs incurred in connection with two stock-based subscriber referral agreements. The cash portion of subscriber acquisition costs declined to approximately $12.3 million in the third quarter of 2000 as compared to $15.0 million in the third quarter of 1999. The decrease in the cash portion of subscriber acquisition costs resulted from a reduction in our use of cash-intensive marketing channels, including direct mail and television and radio advertising. Subscriber acquisition costs represented 82.5% of total revenues in the three months ended September 30, 2000 as compared with 115% of (lower) total revenues in the three months ended September 30, 1999. We currently expect a significant further reduction in overall subscriber acquisition expenses during the fourth quarter.

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

      Sales and marketing costs increased $1.8 million, to $5.0 million for the three months ended September 30, 2000 from $3.2 million for the three months ended September 30, 1999, an increase of 57.5%. This increase is due primarily to an increase in personnel and related costs, including sales commissions. As a percentage of total revenues, sales and marketing costs improved to 16.6% in the three months ended September 30, 2000 from 24.3% in the three months ended September 30, 1999. This improvement was due primarily to an increase in revenues for the three months ended September 30, 2000 as compared to the year-ago quarter.

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

      Product development costs increased $0.9 million, to $2.5 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 1999, an increase of 55.2%. This increase is due primarily to additional personnel and related costs in both our U.S. and India offices related to the development of our Juno Express premium service and of a new release of our client-side software, version 5.0. To date, we have not capitalized any expenses related to any software development activities.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

      General and administrative costs increased approximately $0.9 million, to $2.1 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999, an increase of 66.6%. This increase is due primarily to a rise in personnel and overhead costs and professional service fees. As a percentage of revenues, general and administrative costs improved to 7.1% for the three months ended September 30, 2000 as compared to 9.8% for the three months ended September 30, 1999.

      INTEREST INCOME, NET. Interest income, net decreased approximately $0.3 million to $1.2 million for the three months ended September 30, 2000, from $1.4 million for the three months ended September 30, 1999, a decrease of 18.7%. This decrease was due primarily to interest income earned on lower average cash balances in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Interest income, net, includes interest expense of $39 and $33 for the three months ended September 30, 2000 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES

      Total revenues increased $49.8 million, to $83.7 million for the nine months ended September 30, 2000 from $33.9 million for the nine months ended September 30, 1999, an increase of 147%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

      BILLABLE SERVICES. Billable services revenues increased $32.6 million, to $54.1 million for the nine months ended September 30, 2000 from $21.5 million for the nine months ended September 30, 1999, an increase of 151%. This increase was due primarily to a greater number of billable service subscribers in the nine months ended September 30, 2000, as compared with the much smaller number in the year ago period, partially offset by lower average monthly revenue per subscriber.

      ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $19.9 million, to $28.2 million for the nine months ended September 30, 2000 from $8.3 million for the nine months ended September 30, 1999, an increase of 238%. This increase was due primarily to the increase in Web-enabled subscribers associated with the expansion of our free basic service to include full Web access. We believe this expansion made our subscriber base and ad inventory more attractive to some categories of advertisers, particularly those interested in attracting traffic to their own Web sites, and may account in part for our year-over-year increase in sales both overall and especially to Internet-related companies. Barter transactions accounted for approximately 2.5% and 1.9% of total revenues and 7.5% and 7.6% of advertising and transaction fees for the nine months ended September 30, 2000 and 1999, respectively.

      DIRECT PRODUCT SALES. Direct product sales decreased $2.7 million, to $1.4 million for the nine months ended September 30, 2000 from $4.1 million for the nine months ended September 30, 1999, a decrease of 65.2%. This decline reflects our strategic decision to narrow the range of our direct product sales activities and the types of products offered to our subscribers and to gradually replace direct product sales with other forms of electronic commerce. Specifically, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales. Substantially all remaining direct product sales activities were eliminated in August 2000.

      COST OF REVENUES

      Total cost of revenues increased $21.2 million, to $44.3 million for the nine months ended September 30, 2000 from $23.1 million for the nine months ended September 30, 1999, an increase of 91.9%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

      BILLABLE SERVICES. Cost of revenues related to billable services increased $20.6 million, to $36.7 million for the nine months ended September 30, 2000 from $16.1 million for the nine months ended September 30, 1999, an increase of 128%. This increase was due primarily to the costs of providing our billable subscription services to a substantially larger number of subscribers as compared with the number of subscribers in the year-ago period. Costs related to the provision of these billable subscription services, principally telecommunications, customer service, and technical support expenses, accounted for 93.6% of the total costs of revenues related to billable services during the nine months ended September 30, 2000 and accounted for the majority of the increase. These expenses accounted for 91.2% of the total costs of revenues during the nine months ended September 30, 1999. Cost of billable services revenues as a percentage of billable services revenues improved to 67.9% for the nine months ended September 30, 2000 from 74.9% for the nine months ended September 30, 1999. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates, partially offset by increased average hours of usage per subscriber.

      ADVERTISING AND TRANSACTION FEES. Cost of revenues for advertising and transaction fees increased $2.8 million, to $6.2 million for the nine months ended September 30, 2000 from $3.4 million for the nine months ended September 30, 1999, an increase of 84.0%. This increase was due primarily to the increase in advertising and transaction fee revenue associated with the increase in Web-enabled subscribers due to the expansion of our free basic service to include full Web access. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 21.9% for the nine months ended September 30, 2000 from 40.3% for the nine months ended September 30, 1999. This improvement is due primarily to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread relatively fixed production costs, and improvements in our production and distribution methods.

      DIRECT PRODUCT SALES. The cost of revenues for direct product sales decreased approximately $2.2 million, to $1.3 million for the nine months ended September 30, 2000 from $3.6 million for the nine months ended September 30, 1999, a decrease of 62.4%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 94.7% for the nine months ended September 30, 2000 from 87.6% for the nine months ended September 30, 1999. This increase was due primarily to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise and additional promotional pricing in response to increasing competition in the computer hardware retail market, which category represents the majority of our merchandise sold. We stopped conducting direct product sales activities in August 2000.

      OPERATING EXPENSES

      OPERATIONS, FREE SERVICE. Expenses associated with operations, free service increased $22.3 million, to $27.4 million for the nine months ended September 30, 2000 from $5.1 million for the nine months ended September 30, 1999, an increase of 440%. This increase was due primarily to additional telecommunications costs incurred as a result of the expansion of our free service to include full Internet access.

      SUBSCRIBER ACQUISITION. Subscriber acquisition costs increased $76.1 million, to $107.7 million for the nine months ended September 30, 2000 from $31.6 million for the nine months ended September 30, 1999, an increase of 240%. This increase is due primarily to costs related to extensive direct mail campaigns as well as other marketing activities including television, radio, outdoor and other advertising campaigns. To a lesser extent, the increase reflects costs incurred in connection with two stock-based subscriber referral agreements as well as inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities. As a percentage of revenues, subscriber acquisition costs increased to 129% in the nine months ended September 30, 2000 from 93.2% in the nine months ended September 30, 1999.

      SALES AND MARKETING. Sales and marketing costs increased $6.0 million, to $14.2 million for the nine months ended September 30, 2000 from $8.2 million for the nine months ended September 30, 1999, an increase of 73.4%. This increase is due primarily to an increase in personnel and related costs, including sales commissions, as well as in trade advertising. As a percentage of revenues, sales and marketing costs improved to 17.0% in the nine months ended September 30, 2000 from 24.2% in the nine months ended September 30, 1999. This improvement was due primarily to an increase in revenues for the nine months ended September 30, 2000 as compared to the year-ago period.

      PRODUCT DEVELOPMENT. Product development costs increased approximately $2.6 million, to $8.0 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999, an increase of 48.1%. This increase is due primarily to additional personnel and related costs in both our domestic and India offices related to the development of our Juno Express premium service and of a new release of our client-side software, version 5.0. These costs were partially offset by the lower costs associated with operating our India-based research and development efforts as a majority-owned subsidiary rather than obtaining these services on a contract basis. To date, we have not capitalized any expenses related to any software development activities.

      GENERAL AND ADMINISTRATIVE. General and administrative costs increased $3.4 million, to $6.4 million for the nine months ended September 30, 2000 from $3.0 million for the nine months ended September 30, 1999, an increase of 116%. This increase is due primarily to a rise in insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs improved to approximately 7.6% for the nine months ended September 30, 2000 from 8.7% for the nine months ended September 30, 1999.

      INTEREST INCOME, NET. Interest income, net increased $2.2 million to $4.5 million for the nine months ended September 30, 2000, from $2.3 million for the nine months ended September 30, 1999, an increase of 94.1%. This increase is due primarily to interest income earned on higher average cash balances in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest income, net includes interest expense of $131 and $286 for the nine months ended September 30, 2000 and 1999, respectively.

SELECTED SUBSCRIBER DATA

      The following table sets forth selected subscriber data for each of the five quarters ended September 30, 2000:

                                                           SEPT. 30,    JUNE 30,     MAR. 31,     DEC. 31,     SEPT. 30,
                                                             2000         2000         1999         1999         2000
-------------------------------------------------------   ----------   ----------    ---------    ---------    ---------
Total registered subscriber accounts as of (1) ........   12,771,000   11,048,000    9,430,000    8,137,000    7,613,000
Active subscriber accounts in month ended (2) .........    3,700,000    3,379,000    3,053,000    2,394,000    2,326,000
Active Web-enabled subscribers in month ended (3) .....    3,251,000    2,876,000    2,358,000      771,000      268,000
Billable service accounts as of (4) ...................      750,000      730,000      661,000      550,000      400,000
-------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our formation, we have financed our operations primarily from funds generated by the sale of equity securities. Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $267.8 million through September 30, 2000. As of September 30, 2000 we had $68.6 million in cash and cash equivalents.

      Net cash used in operating activities for the nine months ended September 30, 2000 increased $68.5 million to $97.2 million, up from $28.8 million for the nine months ended September 30, 1999. This increase was primarily the result of additional subscriber acquisition expenses, which represented approximately 95% of the overall increase in the net loss.

      Additionally, relatively more cash was used in operating activities in connection with the rise in accounts receivable during the nine months ended September 30, 2000 as compared to the year-ago period. During this time, we expanded our free basic service to include Web access, and we experienced an increase in advertising revenues as advertisers sought to market to our increasingly Web-enabled subscriber base. This resulted in a shift in our revenue mix towards advertising and transaction fee revenues relative to billable service subscription fees. As the proportion of advertising revenues increased the ratio of our accounts receivable balances also increased relative to revenues. In addition to other factors, this rise in the ratio of receivables to revenues occurred for the following two reasons:

      (1) It is typical to experience longer collection periods on advertising and transaction fees than on billable subscription fees. While billable services revenues are generally collected in advance on a credit card, advertising and transaction fees are not typically collected until after an advertising customer has been invoiced, often following the completion of all or a portion of the related advertising campaign.

      (2) We have obtained negotiated contractual rights from a number of advertising customers which allow us to invoice such customers in advance of our completing performance of all of our obligations under a given advertising contract, and sometimes in advance of our beginning to recognize revenue under a given contract, since all revenue is only recognized as it is earned.

      The increase in the ratio of receivables to revenues described above generally increases our risk of collection, as does the fact that a majority of our advertisers are concentrated in the increasingly capital-constrained and highly volatile Internet sector.

      Cash used in operating activities for the nine months ended September 30, 1999 reflects prepaid advertising of $10.0 million. At September 30, 2000, $3.8 million of this prepaid advertising remained unused. This remaining prepaid advertising balance is available to be used at any time prior to March 2001.

      Net cash used in investing activities was $7.2 million and $0.6 million for the nine months ended September 30, 2000, and 1999, respectively. The principal use of cash for the periods presented was for the purchase of fixed assets.

      As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. Expenditures associated with the purchase of telecommunications capacity, the provision of customer service, and subscriber acquisition and retention activities are expected to continue to represent a material use of our cash resources.

      Net cash provided by financing activities was $81.6 million and $129.6 million for the nine months ended September 30, 2000 and 1999, respectively. Financing activities for the nine months ended September 30, 2000 primarily included $81.1 million in net proceeds we received from our February 2000 follow-on offering of common stock. Financing activities for the nine months ended September 30, 1999 included $61.9 million of net proceeds received from our March 1999 private placement and $77.3 million of net proceeds from our May 1999 initial public offering of common stock.

      In July 1999, we entered into a credit facility with a bank that provided for borrowings up to $10.0 million. During August 2000, we extended this facility through October 2000. No borrowings were ever made under this facility, and we did not renew the facility subsequent to October 2000.

      During October 2000, we secured an equity financing commitment from a private investment fund in the form of an "equity line" facility. Under certain circumstances, we would have the right (but not the obligation) under this facility to obtain as much as $125 million through the issuance of common stock to the fund in a series of drawdowns over a two-year period. However, the amount actually available to us, if any, will be limited by, among other things, various volume- and price-related limitations, and is currently expected to be much lower than $125 million. Any stock issued to the fund under this facility will be purchased at a price equal to 94 percent of the volume-weighted average price of our common shares on each purchase day. However, the fund will generally not be obligated to purchase shares from us on any day when the purchase price would be less than $2.50 per share. We will control the timing and frequency of any sales, subject to the facility's volume- and price-related limitations, and will have no obligation to draw down any minimum amount or number of times. However, the facility may be terminated if we do not sell any shares to the fund for a period of four consecutive months. We have agreed that, prior to any sale of shares to the fund under this facility, we will register such securities for resale under the Securities Act of 1933. Juno expects to file a registration statement with the Securities and Exchange Commission prior to December 1, 2000. We will not be able to draw on the facility until such time, if any, as this registration statement is declared effective by the Securities and Exchange Commission. As of October 31, 2000, we had not issued any of our common stock under this facility.

      We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2000, we held a total of $68.6 million in cash and cash equivalents. We believe that changes in the market environment over the past nine months have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. We continue to place a high value on flexibility, and may well respond on an opportunistic basis to further changes within the industry, but for the time being we expect to continue our recent shift of focus from the aggressive, cash intensive growth of our subscriber base to the reduction of cash outflows and subscriber acquisition investments overall and to the exploration and development of additional potential revenue sources.

      The cash portion of our net loss decreased to approximately $16 million for the three months ended September 30, 2000, from approximately $41 million in the three months ended June 30, 2000. Subscriber acquisition expenses represented the vast majority of our overall net loss and of the cash portion of our net loss. We reduced overall subscriber acquisition expenses to $24.9 million and the cash portion of subscriber acquisition expenses to $12.3 million during the three months ended September 30, 2000, from $38.1 million and $37.9 million, respectively, during the three months ended June 30, 2000. Evaluating our loss before subscriber acquisition expenses, while not a measurement of financial performance under generally accepted accounting principles, can be a useful way to understand the effect that adjustments to subscriber acquisition costs can have on our cash flow. Loss before subscriber acquisition expenses improved to $4.5 million in the three months ended September 30, 2000, from $4.7 million in the three months ended June 30, 2000. In addition to reducing overall subscriber acquisition expenses, we expect to further reduce the cash portion of our net loss over the coming quarters by pursuing measures intended to reduce the expenses of operating our free basic service.

      We may find opportunities to issue our equity securities as consideration for subscriber acquisition, telecommunications, or other significant operating costs in the future. We may also seek to sell additional equity or debt securities. If non-cash methods for payment of operating costs are used or additional funds are raised by our issuing equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BILLABLE PREMIUM SERVICES AND OUR FREE BASIC WEB ACCESS SERVICE HAVE A
    LIMITED OPERATING HISTORY AND FACE NUMEROUS RISKS AND UNCERTAINTIES.

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

      o generate revenues sufficient to cover our operating expenses through the sale of our billable premium services, through the sale of advertising or from other revenue sources;

      o preserve or raise the capital necessary to fund our operations to the extent that they are not profitable;

      o maintain and develop strategic relationships with business partners to advertise their products over our services;

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

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND EXPECT CONTINUED
      LOSSES FOR THE FORESEEABLE FUTURE.

      Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to promote awareness of these services and to grow our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998, $55.8 million for the year ended December 31, 1999 and $119.8 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated net losses totaled $267.8 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997, $20.9 million for the year ended December 31, 1998 and $45.1 million for the year ended December 31, 1999. For the nine months ended September 30, 2000, we used $97.2 million in cash for working capital purposes and to fund losses from operations. At September 30, 2000, $3.8 million remained prepaid for advertising that Juno has the right to display on a third party's media properties. This prepaid amount may be used at any time prior to March 2001.

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

      We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. We may not ever be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Even if we do address these risks successfully, we may not be profitable in the future. Were we to achieve profitability for any particular period, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO IMPLEMENT
      OUR EXISTING FINANCING PLANS OR SECURE ADDITIONAL FINANCING.

      Because we expect to continue to incur substantial losses for the foreseeable future, we are likely to need to raise substantial additional funds in the future to fund our operations, including our telecommunications and other service provision costs, subscriber acquisition and brand promotion costs, costs of enhancing or expanding the range of Internet services we offer and costs associated with responding to competitive pressures or perceived opportunities. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional subscribers, effectively promote our brand, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely. In light of our historical and expected losses, we are unlikely to be able to raise significant additional funds through the incurrence of indebtedness. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

      In October 2000, we entered into an equity line facility with a private investment fund pursuant to which we may be able to issue up to $125 million of our common stock to this investor over the course of a period of up to two years. However, there are a number of conditions that must be satisfied before this investor has an obligation to purchase shares from us under the equity line facility. Among other limitations, the investor generally has no obligation to purchase shares on a given day to the extent that the average trading price of our shares during such day is less than $2.66 per share or to the extent that such purchases would exceed specified volume limitations.

      We have also entered into several transactions pursuant to which we have the right to pay for goods or services using our common stock, and we may enter into more such transactions in the future. If we raise additional funds or obtain goods or services by issuing equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. The dilutive effect of these issuances will be increased to the extent our share price continues to decline.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND IS LIKELY TO EXPERIENCE EXTREME
     PRICE AND VOLUME FLUCTUATIONS IN THE FUTURE THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT, SUBJECT US TO LITIGATION, AND MAKE OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US.

      The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile, with extreme price and volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could continue to suffer significant declines in the market price of our common stock.

      In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

      In addition, further declines in our stock price might harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing, equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services. A low stock price might impair our ability to draw down funds under the equity line facility, because the purchaser under the facility is generally not required to purchase shares of our common stock under the facility on a given day if our average stock price during such day is less than $2.66 per share.

WE EXPECT TO ISSUE OUR COMMON STOCK TO PAY FOR SERVICES IN TRANSACTIONS THAT
   CAUSE DILUTION TO OUR STOCKHOLDERS, AND THE DILUTIVE EFFECT OF THESE ISSUANCES WILL INCREASE TO THE EXTENT THAT OUR STOCK PRICE DECLINES.

      In addition to the equity line facility, we have entered into a number of relationships in which we expect to use our common stock to compensate third parties for services performed for us, including subscriber referral and telecommunications services, and we may enter into additional such relationships in the future. In most of these transactions, the payments owed by Juno will be calculated in dollar terms, with Juno having the right to issue an equivalent amount of its common stock in lieu of making cash payments. We currently anticipate that we will exercise those rights to make payments in our common stock where available to us, although we may choose to pay for some or all of such expenses in cash. If the price of Juno common stock should decrease further, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our stockholders, and potentially impairing our ability to draw down on the equity line facility or execute other financing transactions. Additionally, the third parties to whom we issue common stock will generally have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of these shares in the market, or the perception that such sales could occur.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

      In addition to potential future issuances of our common stock, we have a large number of shares of common stock currently outstanding and available for resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IN OPERATING RESULTS WHICH MAY
   NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

      Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors. These include factors within and outside of our control. Some of these factors include:

      o patterns of subscriber acquisition and retention, and seasonal trends relating to subscriber usage of our services;

      o whether we maintain past levels of marketing activity to acquire subscribers and promote the Juno brand, and the extent to which any marketing activities we do undertake are timely and effective;

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

      Since we expect to be heavily dependent on revenues from our billable premium services in the foreseeable future, our revenues are likely to be particularly affected by our ability to recruit new subscribers directly to our billable premium services, upgrade users of our free basic service to our billable premium services, and retain subscribers to our billable premium services. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer.

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

THE EXPANSION OF OUR FREE BASIC SERVICE TO INCLUDE FULL WEB ACCESS HAS CREATED
   SUBSTANTIAL BUSINESS RISKS.

      In December 1999, we expanded our free basic service to include full Internet access, including access to the World Wide Web. We continue to face numerous costs, risks, and uncertainties associated with our provision of free Web access to consumers, including the following:

      o RISK THAT OUR PAYING SUBSCRIBERS WILL CANCEL THEIR BILLABLE SERVICE SUBSCRIPTIONS AND SWITCH TO THE EXPANDED FREE SERVICE. Since users of our basic service can access the Web for free, some Juno Web subscribers may cancel their billable service subscriptions and switch to the free basic service. If the number of Juno Web subscribers who switch to the free basic service is significant, our business and financial results may suffer. Net growth of our Juno Web subscriber base has, in fact, slowed significantly since December 1999, possibly in part due to such cancellations.

      o RISK THAT USERS OF OUR EXPANDED FREE BASIC SERVICE WILL REACT NEGATIVELY TO THE ADDITIONAL ADVERTISING DISPLAYED WHILE THEY USE THE WEB. Users of our expanded free basic service are required to view a prominent advertising and navigation banner at all times while they are connected to the Web, as well as various other forms of advertising. Some users, particularly those using low-resolution computer monitors to view the Web, may consider this advertising to be intrusive to an extent that interferes with their use of the service. Some competitors offer free Internet access services that do not require the user to view advertising as intrusive as ours, or in some cases any advertising at all. If these competitive services become popular, or if additional competitors introduce free Internet access services that do not require the user to view intrusive advertising, then our ability to retain users of our free basic service or our ability to derive revenue by displaying advertisements to such users may be harmed.

      o RISK THAT REVENUES GENERATED FROM THE SALE OF ADDITIONAL ADVERTISING INVENTORY CREATED BY THE EXPANSION OF OUR FREE BASIC SERVICE MAY BE INSUFFICIENT TO COVER OUR INCREASED COSTS. The addition of a persistent advertising banner displayed to users of our expanded basic service when they use the Web has created a significant amount of additional advertising inventory. To date, this additional advertising inventory has not generated significant additional revenues, even with the efforts of a third party, 24/7 Media, engaged by us to bear primary responsibility for the sale of this inventory in return for a commission. In addition, this relationship is currently the subject of an arbitration proceeding initiated by Juno pursuant to which we are attempting to collect guaranteed minimum payments owed to us. In connection with this dispute, we have notified 24/7 Media of our intent to terminate the relationship effective December 26, 2000, in accordance with the terms of our agreement with them. If we are unable to reach a satisfactory resolution of our dispute with 24/7 Media prior to December 26, 2000, then we expect that our relationship with them will terminate and we will be required to utilize our internal sales organization or a replacement sales agent to market the advertising inventory currently marketed by 24/7 Media. There can be no assurance that in the future we will be able to generate significant revenues from the sale of this advertising inventory, either by ourselves or through an agent. If we are unable to sell this inventory or to do so at favorable rates, our business and financial results may suffer.

WE MAY EXPERIENCE CONTINUED INCREASES IN OUR TELECOMMUNICATIONS COSTS.

       Our telecommunications costs represent one of the most significant expenses of providing our services, and they may continue to increase as use of the Web by our subscribers increases. When using e-mail, subscribers need to be connected to our central computers for the relatively short period of time required to send e-mail they have written or download e-mail that has been sent to them. When using the Web, a subscriber must remain continuously connected to the Internet for the entire duration of a Web session. Since we purchase telecommunications resources on a metered basis based on hours of connection time, the longer connections associated with accessing the Web generate significantly higher expenses than the shorter connections associated with downloading or uploading email messages. In recent quarters, we have experienced significant increases in the amount of time that users spend connected, and in the absence of measures we might take to counteract this trend, we believe that per-subscriber usage is likely to continue to increase. This trend could be expected to increase our telecommunications costs both on an absolute and a per-subscriber basis, unless we are able to achieve corresponding reductions in our telecommunications rates. If we were to attract new subscribers to our free basic service, our telecommunications costs would increase still further on an absolute basis. We cannot assure you that we will be able to achieve adequate reductions in our per-subscriber telecommunications costs, or any such reductions, and if we are unable to achieve such reductions, our business and financial results will suffer.

OUR ABILITY TO CAUSE OUR FREE BASIC SERVICE SUBSCRIBERS TO SUBSCRIBE TO OUR
   BILLABLE PREMIUM SERVICE IS UNCERTAIN. IF THE NUMBER OF SUBSCRIBERS UPGRADING TO OUR BILLABLE SERVICES FALLS SHORT OF OUR GOALS, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

      Our business strategy contemplates that some of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying increasingly on such migration as a source of subscribers to our billable premium services. Since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. Over time, repeated exposure to these advertisements has caused, and may continue to cause, their effectiveness to decline. As a result, such advertisements may prove insufficient to generate growth in or maintain the size of our billable subscriber base. We expect that it will become more difficult and expensive over time to effectively market our premium services to users of our free basic service. Accordingly, the rate at which users of the free basic service upgrade to our billable premium services may decline. If our marketing techniques fail to generate an adequate conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly or indirectly into our billable premium services is greater than expected, if diminished capital resources require us to curtail even further our use of external marketing channels, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results will suffer.

OUR MARKETING RESOURCES MAY BE INSUFFICIENT TO GENERATE NEW SUBSCRIBERS OR
   AWARENESS OF OUR SERVICES.

      In light of our objective of preserving cash resources, we currently expect to significantly reduce the extent of our marketing activities, and there is a risk that such activities as we do undertake, if any, may not be effective in accomplishing our goals. Many of our competitors have greater financial resources than we do and have undertaken significant advertising campaigns. We cannot predict the timing, the type, or the extent of future advertising activities by our competitors. It is possible that marketing campaigns undertaken by our competitors will have an adverse effect on our ability to retain or acquire subscribers. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers to our services, or if capital limitations prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results will suffer.

OUR SUBSCRIBER COUNT MAY DECLINE AND OUR BUSINESS MAY SUFFER AS A RESULT OF
   EXPECTED REDUCTIONS IN OUR SUBSCRIBER ACQUISITION ACTIVITIES, AND IN PARTICULAR, IN OUR USE OF CASH-INTENSIVE MARKETING CHANNELS FOR SUBSCRIBER ACQUISITION.


      We may not succeed in acquiring or retaining a sufficiently large subscriber base for our free basic service and our billable premium services. To acquire new subscribers, we have historically relied on a number of cash-intensive distribution channels for our free proprietary software that enables subscribers to use our services. The most significant channel has been the use of direct mail to circulate diskettes or CDs containing our software to large numbers of prospective subscribers. We have suspended substantially all use of direct mail for subscriber acquisition, and although our plans could change in response to any of a number of factors, we do not currently expect to increase its use in the near future. We have also reduced our use of other subscriber acquisition channels, particularly channels that require significant cash expenditures, and currently plan to reduce subscriber acquisition activities further in the future. We have undertaken some alternative subscriber acquisition activities that entail the expenditure of lesser amounts of cash, including stock-based subscriber referral agreements with two former Internet access providers, WorldSpy and Freewwweb, and with a retailer of computer software, Babbage's. However, there can be no assurance that we will choose to pursue such opportunities in the future, that we will be successful in identifying or exploiting additional such opportunities if we do choose to pursue them, or that the number of subscribers generated by any such opportunities we do identify and exploit will be sufficient to grow, or even to maintain the size of, our subscriber base. Additionally, there is a risk that recent declines in the trading price of our common stock may adversely affect the willingness of potential counterparties to accept Juno common stock as an alternative to cash consideration in connection with such opportunities. To the extent that alternative subscriber acquisition methods we employ involve the issuance of Juno common stock as consideration, existing stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock.

DIFFICULTY RETAINING SUBSCRIBERS TO OUR SERVICES, AS WELL AS SUBSCRIBER
   ATTRITION CAUSED BY MEASURES WE MAY IMPLEMENT TO DISCOURAGE DISPROPORTIONATE USAGE OF OUR FREE SERVICE BY OUR HEAVIEST USERS, MAY CAUSE OUR BUSINESS TO SUFFER.

      Our business and financial results are dependent on, among other things, the number of subscribers to our services. Among other things, the number of active subscribers has a significant impact on the number of advertising impressions we have available to sell, and on how many billable service subscribers we can potentially acquire by soliciting users of our free service. Each month, a significant number of subscribers to our billable premium services choose to cancel the service. In addition, each month a significant number of subscribers to our free basic service become inactive. It is easy for Internet users to switch to competing providers, and we believe that intense competition has caused, and may continue to cause, many of our subscribers to switch to other services. In addition, new subscribers may decide to use our services only out of curiosity regarding the Internet, or to take advantage of free or low-cost introductory offers for our billable premium services, and may later discontinue using our services.

      Furthermore, we are currently planning to implement certain measures designed to encourage the heaviest users of our free service to alter their usage patterns, upgrade to one of our billable services, or generate additional revenues in some other way that might help us cover the higher costs they cause us to incur. While the details of these measures have not yet been finalized, examples may include, but may or may not be limited to, the display of additional advertising to heavier users and the prioritization of access to our free service according to usage levels, among other factors. Such prioritization mechanisms are currently expected to make it more difficult for the heaviest users of our free service to establish and maintain a Web connection through Juno's free service, particularly during those hours when overall usage tends to be highest and/or in certain geographic areas, than is expected to be the case for free subscribers whose usage patterns are more typical. To the extent we actually implement these or similar measures, we are likely to experience at least some degree of subscriber attrition. We are unable to predict the amount of such attrition, or the extent to which it might involve subscribers other than those heavy users to whom we currently expect to target these measures. In the event such measures were to result in a significant decrease in the size of Juno's subscriber base, and particularly to the extent such attrition were to involve subscribers other than the currently targeted group, such measures could cause our business and financial results to suffer. Furthermore, we may at some point in the future charge a fee for our basic service or limit the amount a subscriber may use this service in a given period. If we were to implement such changes, we might lose a significant number of subscribers and our business and financial results could suffer.

      In the past, we have experienced lengthy periods during which subscriber attrition caused the total number of subscribers using our services in a given month to remain relatively static despite our addition of a substantial number of new users to our services. In recent quarters, we have significantly reduced our levels of cash expenditure for subscriber acquisition and retention, and we expect to further reduce our cash expenditures for such activities in the future. Although the many factors affecting subscriber acquisition and retention make it difficult to accurately predict the future size of our subscriber base, such reductions may cause our active subscriber counts to decline. To the extent that such spending reductions, other changes in our policies or operations, competitive or other market conditions, or other factors were to result in a significant decline in the net number of active subscribers to one or more of our services, this could cause our business and financial results to suffer.

SOME USERS OF OUR FREE BASIC SERVICE MAY BE UNABLE TO ACCESS THE WEB.

      In order to obtain access to the Web, users of our free basic service must be equipped with a version of our software at least as recent as version 4.0, as well as a recent version of Microsoft Internet Explorer, the Web browsing software that our free basic service requires. At September 30, 2000, approximately 15% of active users of our free basic service used versions of our software older than version 4.0. Although we hope to upgrade such users' software to a more recent version automatically by downloading the newer version to their computer during one of their connections, technical constraints prevent us from completing automatic upgrades for users of the oldest versions of our software. Instead, these users must choose to install the current version of our software and, in some cases, would need to be sent a copy of the software by mail before they could complete this process. Approximately 3% of our free basic service users currently use a version of the Microsoft Windows operating system older than Windows 95, and cannot upgrade to a current version of the Juno software unless they upgrade to a more current version of Windows. There is a risk that some portion of our basic service user base will never upgrade to a current version of the Juno software and will be unable to access the Web through our free basic service.

      If a significant percentage of our basic service users do not use the Web, our ability to display Web-related advertisements and generate associated revenues will be harmed.

COMPETITION IN THE MARKETS FOR INTERNET SERVICES, INTERNET ADVERTISING AND
   ELECTRONIC COMMERCE IS LIKELY TO INCREASE IN THE FUTURE AND MAY HARM OUR BUSINESS.

      The market for Internet services is extremely competitive and includes a number of substantial participants, including America Online, Microsoft and AT&T. The markets for Internet-based advertising and electronic commerce are also very competitive. Our ability to compete depends upon many factors, many of which are outside of our control.

      INTENSE COMPETITION EXISTS IN THE MARKET FOR INTERNET SERVICES.

      We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. We believe that the primary competitive factors determining success in these markets include effective marketing to promote brand awareness, a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services as well as industry and general economic trends. The market for Internet services has begun to consolidate, and we expect competition to increase as some of our competitors grow larger through consolidation or begin to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to the development, promotion and distribution and sale of products and services. Additionally, our competitors may be able to charge less for premium Internet services than we do for our billable premium services, or offer services for free that we currently provide only for a fee, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable premium services. We may choose, for competitive or other reasons, to lower or eliminate the fees we currently charge for our billable premium services, or enhance the features available to users of our free basic service, in order to remain competitive with other industry participants. Alternatively, we may choose to increase the fees we charge for our billable premium services in order to increase our billable services revenue or profitability, in spite of the fact that such increases would be expected to result in subscriber attrition, possibly to an extent sufficient to cause overall revenues from billable services to decline. Any increase in the prices we charge for our billable services could result in a reduction of demand for our billable services and possibly in our overall billable services revenue. Moreover, any decrease in such prices could result in a reduction in our billable services revenue and would harm the profitability of our billable services. Thus, if we make any change in our pricing, our business and financial results may suffer.

      In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

      o Established online service providers such as America Online, CompuServe, and The Microsoft Network;

      o National Internet service providers such as EarthLink and Prodigy, including a number of companies, such as 1stUp, NetZero and Spinway, that offer Web access for free;

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

      WE RELY ON REVENUES FROM ADVERTISING AND ELECTRONIC COMMERCE.

      With respect to the generation of advertising and electronic commerce revenue, we compete with many of the market participants listed above as well as with various advertising-supported Web sites, including portal sites such as Yahoo! and Excite, content sites such as CNET and CNN.com, and interactive advertising networks and agencies such as DoubleClick and 24/7 Media. We also compete with traditional media such as print and television for a share of advertisers' total advertising budgets. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive us to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our services.

      In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers, and the apparent reduction of Internet advertising budgets, especially by Internet-related companies. The impact of this trend is exacerbated in Juno's case because of the large percentage of Juno's advertisers that are Internet related companies. If demand for Internet advertising in general or our advertising inventory in particular does not increase or declines further, if our advertisers reduce or cancel their contracts with us or if we are unable to collect amounts they owe us for contracts we fulfill, our business and financial results may suffer.

      OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

      Our competition has increased and is likely to continue to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Many market participants offer services similar to one or more of the services we provide. Other market participants may introduce free Internet access services that compete with ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. In the past, we have formed several such relationships, and did not find them effective as a means of attracting new subscribers to our services. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Increasing competition could result in increased subscriber attrition. It could also put pressure on us to increase our spending for sales and marketing and for subscriber acquisition and retention activities at a time when we may not have adequate cash resources to devote to such activities. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

WE ARE DEPENDENT ON STRATEGIC MARKETING ALLIANCES AS A SOURCE OF REVENUES AND
   OUR BUSINESS COULD SUFFER IF ANY OF THESE ALLIANCES IS TERMINATED.

      We have strategic marketing alliances with a number of third parties, and most of our strategic marketing partners have the right to terminate their agreements with us on short notice. The number of terminations by our partners of various types of advertising contracts has increased over the course of 2000. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also expect that we will not be able to renew all of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners. Additionally, many of our strategic marketing partners are concentrated within the Internet industry. As a result, any downturn that affects the Internet industry generally, and, in particular, any downturn that affects the ability of our partners to pay revenues or advances against revenue as they become due, could cause our business and financial results to suffer.

OUR STRATEGIC MARKETING ALLIANCES AND OTHER SOURCES OF ADVERTISING REVENUE ARE
   CONCENTRATED IN THE INTERNET INDUSTRY, MAKING US VULNERABLE TO DOWNTURNS EXPERIENCED BY OTHER INTERNET COMPANIES OR THE INTERNET INDUSTRY IN GENERAL.

      In the quarter ended September 30, 2000, we derived approximately 75% of our advertising revenue from strategic marketing and advertising relationships with other Internet companies. At the current time, we believe that some of these companies may be having difficulty raising capital, or are anticipating such difficulties, and are electing to scale back the resources they devote to advertising, including on our system. Other companies in the Internet industry have depleted their available capital, and may be expected to cease operations or file for bankruptcy protection. Difficulties such as these may affect the total amount of advertising inventory we can sell, and may also affect our ability to collect revenues or advances against revenues from our existing partners or advertisers as such amounts become due. If the current environment for Internet advertising does not improve, our business and financial results may suffer.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE MARKET FOR INTERNET ADVERTISING
   CONTRACTS OR DEVELOPS MORE SLOWLY THAN PREVIOUSLY EXPECTED.

      Our business and financial results are dependent on the use of the Internet as an advertising medium. Internet-based advertising accounts for only a small fraction of all advertising expenditures, and we cannot be sure that Internet-based advertising will ever grow to account for a substantial percentage of total advertising spending or when an increase might occur. Our business may suffer if the market for Internet-based advertising contracts or develops more slowly than previously expected. Our business also may suffer if users install "filter" software programs that limit or prevent advertising from being delivered to their computers. Widespread adoption of this type of software could harm the commercial viability of Internet-based advertising.

      Sales of advertising space on our services represent an important revenue source for us. Competition for Internet-based advertising revenues is intense, and this competition, together with a continuing increase in the amount of advertising space available overall on the Internet, has resulted in significant price erosion over time, which may continue. We cannot assure you that we will be successful in selling advertising or capturing a significant share of the market for Internet-based advertising. We also cannot assure you that we will be able to sell advertising at the rates we currently project, and it may become necessary to lower the rates for advertising space on our services.

      We currently rely primarily on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. We also rely on revenue arrangements under third party relationships in which Juno receives revenue in return for the display of advertising sold by a third party partner. These arrangements include relationships with LookSmart Ltd. and 24/7 Media.

      Under our agreement with LookSmart, LookSmart provides Internet search and directory features to our subscribers through our Web portal site, and we are entitled to receive payments based on the volume of Web pages viewed by users of these features. We cannot be sure that our users will find the services provided by LookSmart useful, or that they will utilize LookSmart's search and directory features in a manner that generates significant revenue to Juno. If usage of the LookSmart features is less than projected, then our business and financial results may suffer.

      Under our current agreement with 24/7 Media, we are entitled to a portion of the revenues earned from their sale of advertising on the persistent advertising and navigation banner that is displayed to users who access the Web through our free basic service. We have commenced an arbitration proceeding against 24/7 Media to collect certain guaranteed minimum payments owed to us, and there can be no assurance that we will collect such amounts in full or at all. In connection with this dispute, we have notified 24/7 Media of our intent to terminate the relationship effective December 26, 2000, in accordance with the terms of our agreement with them. If we are unable to reach a satisfactory resolution of our dispute with 24/7 Media prior to December 26, 2000, then we expect that our relationship with them will terminate and we will be required to utilize our internal sales organization or a replacement sales agent to market the advertising inventory currently marketed by 24/7 Media.

      We cannot be sure that our internal sales organization, 24/7 Media, or any other independent sales organization will achieve our advertising sales objectives or do so in a cost-effective manner. If Internet-based advertising does not continue to grow or if we are unable to capture a sufficient share of Internet-based advertising, our business and financial results may suffer. Additionally, we have experienced difficulties in achieving our projected level of advertising sales, especially with respect to the persistent advertising and navigation banner marketed by 24/7 Media. If our internal sales organization, 24/7 Media or other independent sales organizations are not able to accomplish desired sales levels, or if our relationship with 24/7 Media terminates and we are not able to collect or replace the revenue payments currently guaranteed to us by 24/7 Media, then our business and financial results may suffer.

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL SUFFER.

      Our business and financial results depend on continued growth in the use of the Internet. We cannot be certain that this growth will continue or that it will continue in its present form. If Internet usage declines or evolves away from our business, our ability to grow, if any, will be harmed.

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR WE WILL NOT BE COMPETITIVE.

      Our failure to respond in a timely and effective manner to new and evolving technologies, including cable modem and other broadband technology, could harm our business and financial results. The Internet services market is characterized by rapidly changing technology, evolving industry standards, changes in member needs and frequent new service and product introductions. We may not be able to foresee or respond to these technical advances effectively or at all. Our business and financial results depend, in part, on our ability to use leading technologies effectively, to develop our technical expertise, to enhance our existing services and to develop new services that meet changing member needs on a timely and cost-effective basis. In particular, we must provide subscribers with the appropriate products, services and guidance required to best take advantage of the rapidly evolving Internet. If the market for our services should fail to develop, develop more slowly than we expect, become saturated with competitors, or develop in a fashion that renders our services uncompetitive or otherwise unappealing to consumers, our business and financial results may suffer.

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

AS THE MARKET FOR BROADBAND SERVICES EXPANDS, OUR BUSINESS MAY BE HARMED IF WE
   CANNOT PROVIDE COMPETITIVE BROADBAND SERVICES THROUGH JUNO EXPRESS.

      Juno Express, our billable broadband service, delivers Internet access at broadband speeds currently through the use of DSL and mobile wireless technologies. Juno Express currently accounts for an extremely small percentage of our active subscriber base. As our DSL service is currently designed, before we can provide service to a subscriber, the subscriber's local telephone company frequently must either install and configure an additional copper telephone line at the subscriber's residence or reconfigure an existing telephone line if a line that can be used for the DSL connection is available. Accordingly, consumers who wish to subscribe to the DSL version of Juno Express currently must go through a complex installation process, for which we are dependent on the performance of the local telephone company. We are also currently dependent on the performance of a national supplier of DSL services, Covad Communications, with whom we have chosen to partner for the delivery of Juno Express using DSL technology. Covad is responsible for completing the installation process begun by the local telephone company. Currently, a Covad technician must visit the residence of each Juno Express subscriber to complete any necessary wiring and to deliver and test DSL hardware. If our relationship with Covad is unsuccessful, or if Juno and Covad are unable to coordinate the installation of necessary telephone lines with local telephone companies, or if other factors delay or otherwise hinder our ability to expand beyond the markets in which the service is currently available, or if these or other factors affect our ability to introduce or deliver DSL-based services in a timely and cost-effective fashion, then our business and financial results may suffer.

      In addition to the DSL service described above, we have recently begun offering a Juno Express mobile wireless service powered by Metricom's Ricochet technology. This service is currently being offered in only nine markets, and there can be no assurances that the performance or availability of this service will be acceptable to us or to our subscribers, or that Metricom will successfully expand this service offering beyond the current markets. Additionally, use of this service requires subscribers to purchase and install special hardware, in connection with which we are dependent on a third party that must coordinate installation and activation with Metricom.

      Although we have begun to make arrangements for the provision of the Juno Express service over other broadband platforms, the relationships on which such expansion depends are new and are subject to significant risks and uncertainties. We have recently entered into agreements with AT&T Broadband and Time Warner for the provision of Internet services over cable technology, initially in small-scale tests. In the case of AT&T Broadband, there is a significant risk that AT&T will not succeed in renegotiating an existing agreement under which Excite@Home has the exclusive right to provide high-speed broadband services over AT&T's cable system through June 2002. If AT&T is unsuccessful, we will not be able to offer Juno Express over AT&T's cable systems at speeds above 128kbps until July 2002 at the earliest. Similarly, Time Warner has existing commitments to make RoadRunner the exclusive provider of residential broadband services on Time Warner's cable system through December 2001. If Time Warner fails to renegotiate its commitment to RoadRunner, we will not be able to offer residential broadband services over Time Warner's cable system until January 2002. Additionally, we may find that offering Juno Express over cable systems requires us to incur levels of operating expense that make broad expansion of these two relationships unfeasible or unattractive to us. There are also risks that either of these companies could exercise rights to terminate their relationship with Juno.

      We have entered into an arrangement to offer Juno Express through broadband satellite services provided by Hughes. There are significant risks and uncertainties associated with this arrangement. Considerable technical development must occur before the service can be launched. Also, the technology currently utilized provides "one-way" broadband functionality, requiring users to utilize traditional dial-up phone line service for the "upstream" portion of their Internet connection. This feature may prove unattractive to subscribers because of slower connection speeds and possible connection costs, and could have an adverse affect on the acceptance of this broadband platform, as well as its economic attractiveness to us. There can be no assurance that "two-way" functionality will be made available by this partner.

      The market for broadband services is in the early stages of development, and we cannot assure you that broadband services in general, or that any of DSL, cable, mobile wireless or satellite technologies in particular, will become popular with consumers. We cannot assure you that we will have adequate access to any of these technologies at favorable rates, that we will be able to reach a sufficient number of users through the broadband partners identified above, or that we will have adequate capital to take advantage of existing or future opportunities to provide broadband services. Juno Express faces competition in the market for broadband services from many competitors with significant financial resources, well-established brand names, and large existing customer bases. In many markets, these competitors already offer, or are expected to offer, broadband Internet access at prices lower than we expect to be able to offer to potential customers for Juno Express. If we are unable to provide competitive broadband services at competitive rates, our business and financial results may suffer.

OUR ADVERTISING SYSTEM REQUIRES LABOR AND IMPOSES COSTS ON US BEYOND THOSE
   ASSOCIATED WITH STANDARD WEB ADVERTISING.

      A significant fraction of the advertising inventory available on our services is non-standard when compared to advertising on the Web and may put Juno at a competitive disadvantage. Although our Web portal site and the persistent advertising and navigation banner shown to users of our free basic service when they access the Web utilize standard Web formatting, the substantial amount of advertising inventory associated with the e-mail portion of our services employs non-standard formatting. The advertisements displayed while a subscriber reads and writes e-mail are created using proprietary tools that are not fully compatible with standard Web advertising. Therefore, many advertisements displayed on our services require customization that would not be required by a Web site capable of displaying previously prepared standard advertisements. This customization work increases the time necessary to prepare an advertisement to be displayed on our services and the costs associated with running these ads. We must also absorb the telecommunications cost associated with downloading ads to our subscribers, which is an expense that advertising-supported Web sites do not incur. As ads become more complex, our telecommunications expenses may increase. Furthermore, the costs associated with selling or attempting to sell advertising space on our services are significant. These costs may be greater than the costs associated with selling advertising space on Web sites that exclusively utilize standard Web advertising formats. Additionally, our use of a proprietary advertising format could interfere with our packaging a significant portion of our advertising space for sale by an advertising network such as DoubleClick or 24/7 Media. Any of the above factors could discourage advertising on our network by some advertisers.

SEASONAL TRENDS IN INTERNET USAGE AND ADVERTISING SALES MAY NEGATIVELY AFFECT OUR BUSINESS.

      Seasonal trends are likely to affect the revenues we generate from operating our Internet services. Subscribers typically use our Internet services less during the summer months and year-end holiday periods. To the extent that our revenues depend on the amount of usage by our subscribers, our revenues may be lower during these periods. For example, some of the subscribers to Juno Web pay us based on the number of hours they spend using our services in a given month. In addition, the rate at which new subscribers sign up for our billable premium services may be lower during the summer months and year-end holiday periods, other things being equal.

      Since our operating expenses are based on our expectations of future revenues, including seasonal fluctuations, it is possible that operating results will suffer if these seasonal trends do not continue in the future or if different seasonal trends develop in the future.

WE ARE DEPENDENT ON A SMALL NUMBER OF TELECOMMUNICATIONS CARRIERS AND MAY BE
   UNABLE TO FIND ADEQUATE REPLACEMENTS IF THEIR RATES INCREASE, SERVICE QUALITY DECLINES, OR IF THEY DISCONTINUE DOING BUSINESS WITH US.

      Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies, which is operated by WorldCom; Level 3; Concentric; Splitrock Services; Sprint; PSINet; and Navipath. We also rely on these telecommunications companies to carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

      As of September 30, 2000, we had contracted for the use of more than 3,400 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a minority of our subscriber base may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection to the Web. The inability of some of our subscribers to access the Web with a local call in some areas of the country could harm our business. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

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

      Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. Currently, we are particularly dependent on WorldCom, which provides more than 1,100 of the more than 3,400 points of presence for which we contract, many of which are in locations not served competitively by other telecommunications carriers. Our business could be significantly harmed if we are unable to maintain a favorable relationship with WorldCom and the companies they control. We cannot assure you that we would be able to replace all of the services provided to us through WorldCom were our relationship with them to be terminated.

      Our financial results are highly sensitive to variations in prices for the telecommunications services described above. In the past, we have benefited from reductions in per-unit pricing for telecommunications services. We cannot assure you that telecommunications prices will continue to decline, or that there will not be telecommunications price increases due to factors within or beyond our control, including but not limited to a decline in the total number of telecommunications hours our subscribers consume, possibly due in part to reductions in the size of our subscriber base. We cannot assure you that our telecommunications carriers will continue to provide us access to their points of presence on our current or better price terms, that the price terms that they do offer us, if any, will be sufficiently low to meet our needs, or that alternative services will be available in the event that their quality of service declines or that our relationship with any of our current carriers is terminated.

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

WE ARE DEPENDENT ON A THIRD PARTY FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND
   OUR BUSINESS MAY SUFFER IF IT IS UNABLE TO PROVIDE THESE SERVICES, CANNOT EXPAND TO MEET OUR NEEDS, OR TERMINATES ITS RELATIONSHIP WITH US.

      Our business and financial results depend, in part, on the availability and quality of live technical and customer service support services. Although many Internet service providers have developed internal customer service operations designed to meet these needs, we have elected to outsource these functions. We currently purchase almost all of our technical and customer service support from ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us.

      At September 30, 2000, ClientLogic provided approximately 700 full-time or part-time employees at its facilities to service our account. We believe the availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we are dependent on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. We believe that failure to provide consistent customer support and to maintain consumer-acceptable hold times could have an adverse effect on our subscriber acquisition and retention efforts in the future. However, maintaining desired customer support levels may require significantly more support personnel than are currently available to us through ClientLogic, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. Additionally, if we elect to offer customer service features that we do not currently support, or to enhance the overall quality of our customer support for competitive reasons, we may require even greater resources. We are currently soliciting proposals from additional vendors to supplement the services provided to us by ClientLogic, or to provide such services in the event our relationship with ClientLogic terminates. Our current agreement with ClientLogic converted to a month-to-month contract on August 1, 2000, under which either party has the right to terminate the relationship at any time upon one month's notice. Although we are currently renegotiating the terms of our relationship with ClientLogic, there is a significant risk that ClientLogic could exercise its one-month termination rights under the current agreement if the parties are unable to reach mutually acceptable terms. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are unable to obtain externally or develop internally the additional customer service and technical support capacity we expect to need, our business and financial results may suffer.

DISRUPTION OF OUR INTERNET SERVICES DUE TO SECURITY BREACHES AND SYSTEM FAILURES
   COULD RESULT IN SUBSCRIBER CANCELLATIONS.

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

IF OUR BUSINESS WERE TO EXPERIENCE ADDITIONAL GROWTH, IT COULD STRAIN OUR
   MANAGERIAL, OPERATIONAL, FINANCIAL, AND INFORMATION SYSTEMS RESOURCES.


      In the past, we have expanded our company and our operations rapidly to facilitate the growth of our business, and this expansion placed a significant strain on our managerial, operational, financial and information systems resources. Additionally, we expect that we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and that we will also need to continue to recruit, train and manage members of our workforce. Additional growth, if any, could hamper our ability to effectively manage our business.

      We had 65 employees at December 31, 1996, 152 employees at December 31, 1997, 144 employees at December 31, 1998, 263 employees at December 31, 1999, including 60 employees in India, and 329 employees at September 30, 2000, including 74 employees in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We expect to continue to rely on outsourcing arrangements for our customer service needs and for the performance of some advertising sales functions. Even with our reliance on outsourcing, it is possible that that the size of certain portions of our own workforce may need to continue to increase.

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

WE FACE POTENTIAL LIABILITY FOR INFORMATION TRANSMITTED OR RETRIEVED THROUGH OUR INTERNET SERVICES.

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

      Changes in the regulatory environment could decrease our revenues and increase our costs. As a provider of Internet access services, we are not currently subject to direct regulation by the Federal Communications Commission. However, several telecommunications carriers are seeking to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers and some developments suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

      We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

      o  user privacy;

      o  children's privacy;

      o  pricing;

      o  intellectual property;

      o  federal, state and local taxation;

      o  advertising;

      o  distribution; and

      o  characteristics and quality of products and services.

      Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium.

      It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, we have begun to service a small number of subscribers who are located in Canada. Laws and regulations relating to the Internet, or to doing business in Canada, or similar laws and regulations in other jurisdictions should we choose to continue to expand elsewhere outside of the United States, could have an adverse effect on our business.

      The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. Additionally, because we rely on the collection and use of personal data from our subscribers for targeting advertising and other communications to our subscribers, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The Federal Trade Commission has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The enactment of any additional laws or regulations in this area, or renewed enforcement activity of existing laws and regulations, may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer.

FEDERAL TRADE COMMISSION ACTION COULD IMPACT OUR FINANCIAL RESULTS AND MARKETING PRACTICES.

      The FTC has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including Juno. At the FTC's request, we have provided marketing-related and customer service-related information concerning our services. On the basis of these submissions, the FTC staff has claimed, among other things, that Juno's disclosure practices about the possibility of users incurring telephone charges were insufficient, and that Juno's cancellation policies for subscribers to its billable services were unduly restrictive. On the basis of our discussions with the FTC staff, we have begun implementing modifications to the disclosure we make about telecommunications charges that users might incur and to our billable services cancellation practices. Depending on the final outcome of the FTC inquiry, we could be required, under a consent order or otherwise, to make compensatory payments, to revise our advertising and marketing materials, and to make further modifications to our business practices. As a result, our business and financial results could suffer.

UNANTICIPATED DELAYS OR PROBLEMS IN THE INTRODUCTION OF NEW FEATURES OR SERVICES
   MAY CAUSE CUSTOMER DISSATISFACTION.

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

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE TO ACCURATELY BILL SUBSCRIBERS TO OUR BILLABLE PREMIUM SERVICES.

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

RELATIONSHIPS WITH ENTITIES AFFILIATED WITH THE CHAIRMAN OF OUR BOARD OF
   DIRECTORS MAY PRESENT POTENTIAL CONFLICTS OF INTEREST.

      The Chairman of our board of directors and our largest stockholder, Dr. David E. Shaw, is the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P. ("DESCO, L.P."), a securities firm whose activities focus on various aspects of the intersection between technology and finance. Dr. Shaw and entities affiliated with him are also involved in other technology-related businesses apart from our company. As a result of these other interests, Dr. Shaw devotes only a portion of his time to our company, and spends most of his time and energy engaged in business activities unrelated to us. In addition to his indirect ownership of a controlling interest in DESCO, L.P., Dr. Shaw may have a controlling interest in these other businesses. Transactions between us and other entities affiliated with Dr. Shaw may occur in the future and could result in conflicts of interest that prove harmful to us.

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

OUR DIRECTORS AND OFFICERS EXERCISE SIGNIFICANT CONTROL OVER US.

      As of October 31, 2000, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 39.9% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of October 31, 2000, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 38.5% of our outstanding common stock as of that date. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR FACE A CLAIM OF
   INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

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

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

      Our business and financial results depend in part on the continued service of our key personnel. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or the loss of the services of other key employees could harm our business and financial results.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES.

      Our business and financial results depend in part on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Concerns about developments in the Internet industry in general, or about our company in particular, may make it more difficult than in the past to retain our key employees or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and we expect to continue to experience such difficulties. We have experienced a higher rate of employee attrition in recent quarters than in prior periods, including the departure of a number of our most senior managers. We are likely to experience further such attrition, including of senior managers, in the future.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES.

      Although we have recently entered into two transactions in which other companies have agreed to refer their subscribers to us in return for compensation either primarily or entirely in the form of Juno common stock, we do not have experience in completing acquisitions of, or making investments in, companies or their assets. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services, or customers. If we buy a company, we could have difficulty in assimilating that company's personnel and operations, and the key personnel of the acquired company may decide not to work for us. We would expect that any acquisition may present us with difficulties in assimilating the acquired services, technology assets or customer bases into our operations. Similarly, subscriber referral transactions may expose us to difficulties resulting from the conversion of subscribers from a competitive service to our own services. Any of these difficulties could disrupt our ongoing business, and distract our management and employees. In addition, these transactions could increase our cash expenditures, and require the amortization of goodwill, both of which could have an adverse effect on our financial results. Furthermore, we expect to issue equity securities, in order to pay for our subscriber referral transactions to date, and we would expect to issue equity securities, and might additionally be required to assume indebtedness, in connection with any other transactions we might choose to undertake in the future. The issuance of equity securities could be dilutive to our existing stockholders and might, to the extent such securities were sold into the public market, impair our ability to draw down funding under the equity line facility.

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER
   RISKS IF WE DECIDE TO EXPAND INTERNATIONALLY.

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

WE HAVE ANTI-TAKEOVER PROVISIONS WHICH MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

      Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

WE DO NOT PLAN TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE AND, AS A RESULT,
   STOCKHOLDERS WILL NEED TO SELL SHARES TO REALIZE A RETURN ON THEIR
   INVESTMENT.

      We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.


PART II. OTHER INFORMATION

ITEM 1 --  LEGAL PROCEEDINGS

      Because Freewwweb and its affiliates had sought the protection of Chapter 11 of the Bankruptcy Code, the subscriber referral agreement we entered into with Freewwweb was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York. On July 19, 2000, the Bankruptcy Court granted Freewwweb's motion to approve the agreement. Subsequently, Freewwweb and its principals asserted that Juno misused a computer file containing e-mail addresses and passwords provided to us by Freeeweb, and they filed a pleading with the Bankruptcy Court on August 1, 2000 asserting that Juno is obligated to pay compensation in an amount in excess of $80 million solely as a result of the delivery to Juno of this file. We believe that Freewwweb's assertions are entirely without merit, as our agreement with Freewwweb is expressly limited so that Juno will owe compensation only with respect to the subset of Freewwweb users who successfully create Juno accounts as a result of Freewwweb's referral services and who also satisfy strict usage criteria. Additionally, the computer file in question was intentionally provided to us by Freewwweb so that Juno could perform the e-mail forwarding services contemplated under the agreement. While the applicable measurement periods have not been completed, Juno does not believe that the number of users that legitimately qualify will constitute a significant percentage of Freewwweb's initial subscriber base. We believe that Freewwweb is not entitled to the additional consideration it seeks, and we have commenced a proceeding with the Bankruptcy Court requesting a ruling on this issue, as well as seeking monetary damages against Freewwweb. We intend to defend our interests vigorously in this matter.

      We filed an action against Qualcomm Incorporated and NetZero, Inc. in the United States District Court for the District of Delaware, alleging that the defendants have infringed our U.S. Patent No. 5,809,242. The complaint was served on the defendants on September 25, 2000. Our patent, issued in 1998, relates to technology developed by Juno that enables advertisements and other content to be displayed to an Internet user while that user is offline. The complaint alleges that a new version of Qualcomm's Eudora e-mail software includes a setting called "sponsor mode" that enables advertising to be displayed while the user reads and writes e-mail. NetZero has begun distributing this version of Eudora and has engaged in activities to encourage its subscribers to use it. Our lawsuit seeks declaratory relief, permanent injunctive relief and actual and punitive damages against both defendants. On November 6, 2000, the defendants filed an answer and counterclaim in which they seek to have the court declare our patent invalid. Our company policy is to vigorously pursue the protection of our intellectual property rights. We have not ruled out the possibility that a settlement of this dispute would be in our best interests, if it can avoid the time, expense, management distraction and uncertainty of litigation. There can be no assurance that a settlement, if any can be reached, would achieve the results that might have been available to us through litigation, or would otherwise be advantageous to us.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed as part of this report:

      27.1 Financial Data Schedule



(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

    The Company filed a report on Form 8-K on July 20, 2000.

ITEM 7. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




JUNO ONLINE SERVICES, INC.
     (Registrant)






Date:  November 14, 2000                                /s/  Charles E. Ardai
                                                        ---------------------

                                            Name:  Charles E. Ardai
                                            Title: President, Chief Executive
                                                   Officer and Director
                                                   (principal executive officer)



Date:  November 14, 2000                             /s/  Richard M. Eaton, Jr.
                                                     --------------------------

                                            Name: Richard M. Eaton, Jr.
                                           Title: Chief Financial Officer
                                                  and Treasurer
                                                  (principal accounting and
                                                   financial officer)