Form 10-K405
period 2000-12-31
JUNO ONLINE SERVICES INC
filed 2001-03-16
CIK 1018035

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
    /X/      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER: 000-26009
                            ------------------------

                           JUNO ONLINE SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                       13-3914547
      (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

      1540 BROADWAY, NEW YORK, NY                                10036
(Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (212) 597-9000
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    As of March 8, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price for the registrant's common stock, as reported on the Nasdaq National Market, was approximately $38.1 million (calculated by excluding shares owned beneficially by affiliates).

    As of March 8, 2001, the aggregate market value of all voting stock of the registrant, based upon the last reported sales price for the registrant's common stock, as reported on the Nasdaq National Market was approximately
$58.3 million, including shares owned beneficially by affiliates.

    As of March 8, 2001, there were 41,456,309 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K
                                      FOR
                           JUNO ONLINE SERVICES, INC.

                                                                            PAGE
PART I.
Item 1.   Business....................................................         3
Item 2.   Properties..................................................        13
Item 3.   Legal Proceedings...........................................        13
Item 4.   Submission of Matters to a Vote of Security Holders.........        14
PART II.
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................        15
Item 6.   Selected Consolidated Financial Data........................        16
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        18
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................        36
Item 8.   Financial Statements and Supplementary Data.................        62
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................        85

PART III.
Item 10.  Directors and Executive Officers of the Registrant..........        85
Item 11.  Executive Compensation......................................        85
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................        85
Item 13.  Certain Relationships and Related Transactions..............        85

PART IV.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................        85
SIGNATURES............................................................        88

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

    Juno Online Services, Inc., a Delaware corporation, is the successor by merger to Juno Online Services, L.P., a Delaware limited partnership. References in this report to "Juno", "we", "our", and "us" refer to Juno Online
Services, Inc., its majority-owned subsidiaries, and its predecessor prior to the merger, Juno Online Services, L.P.

                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

    Juno Online Services, Inc. is a leading provider of Internet access to millions of computer users throughout the United States. We offer several levels of service, including free basic Internet access, billable premium dial-up service and high-speed broadband access, which is currently available in selected markets. Unlike most other Internet access providers, we offer both free basic and billable premium services, and we believe we are unique in having converted hundreds of thousands of individuals from free to paying customers. Our strategy of offering several different service levels and our easy-to-use, intuitive software are designed to attract a broad spectrum of users, including those who are just now beginning to explore the Internet. Based on our total of
4.0 million active subscribers during the month of December 2000, Juno is one of the nation's largest Internet access providers. Approximately 842,000 of these active subscribers were subscribed to Juno's billable premium services, and as of December 2000, 90% of Juno's active subscribers had full Web access. Juno had approximately 14.2 million total registered subscriber accounts as of December 31, 2000.

    Our services are provided nationwide through more than 4,000 local telephone numbers, which we lease from several providers. These phone numbers can be reached by the vast majority of the U.S. population without having to place a long distance telephone call. We derive our revenues primarily from the subscription fees we charge for the use of our premium services, from the sale of advertising, and from various types of electronic commerce.

    We have been a pioneer in providing Internet services since April 1996, when we launched our basic service, which was the first on the Internet to provide free e-mail. In July 1998, we introduced our first premium services, which offered features ranging from enhanced e-mail services to full access to the World Wide Web, and for which we charged subscription fees. In 1999 and 2000, we announced a number of major expansions of our services:

    - Our BASIC SERVICE now provides full Internet access for free in addition to e-mail.

    - JUNO WEB provides competitively priced premium Internet access, supplementing the features of the basic service with free live technical support and customer service, priority access to Juno's network, and the reduction of some forms of on-screen advertising.

    - JUNO EXPRESS is a broadband service designed to provide high-speed access to the Internet through a variety of technologies. Currently offered in selected markets around the country, Juno Express is available in digital subscriber line and wireless versions. Juno plans to test a cable version of the service in 2001.

    In operating our services, we have capitalized on the size of our existing user base, advantages we believe our technology confers on our cost structure, and our advertising sales and electronic commerce activities. Our technology has been designed to maximize hours of consumer contact and potential advertising revenues while minimizing the number of hours each user actually spends connected by telephone to our central computers or to the Web, a key component of our costs. We believe our subscribers spend significantly less time connected to the Internet each month than those of our largest competitors, in part because of technology we have developed that enables subscribers to read and write e-mail offline rather than while connected. Importantly, this technology allows us to continue displaying highly targetable interactive advertisements throughout this offline time.

    As of December 31, 2000, more than 400 firms had advertised on Juno. In many cases, we derive revenues not only from advertising fees but also from conducting electronic commerce in collaboration with our marketing partners. We have entered into a number of major strategic marketing alliances, some of which involved multi-million-dollar guaranteed minimum payments to Juno, such as our multi-year relationships with Qwest and The Hartford. Our advertising and strategic marketing activities benefit from our ability to target advertising to selected segments of the Juno subscriber base on the basis of a wide variety of information obtained from a detailed electronic questionnaire that must be completed in order to sign up for Juno's basic service.

    In addition to our advertising and strategic marketing relationships, we derive revenue from relationships with providers of Web-based content and functionality. All Juno users begin each Web session on our portal site, WWW.JUNO.COM, which contains tools, information, and product offers supplied by a wide range of strategic partners. Companies with whom we have formed this sort of strategic relationship include Amazon.com, CNET, eBay, and LookSmart.

OUR SERVICES

    Our services and software have been designed with special attention to the needs of consumers who are only now taking their first steps onto the Internet. The needs and preferences of new Internet users often differ significantly from those of early Internet users and computer hobbyists, who tend to be more technically sophisticated. We believe the success of our design is reflected in subscriber feedback indicating that ease of use is among the characteristics most closely associated with Juno, and in the extent to which our subscribers have passed along copies of the Juno software to friends and relatives.

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

    Each time Juno subscribers begin a Web session, the first Web pages they see provide them with a broad set of tools and information to help them understand, navigate, and use the Web. Most of the content, directory functionality, and Internet search functions associated with this Web site are currently provided by third parties. Such parties often compensate Juno through either guaranteed or performance-based payments for promoting their content or features to the Juno subscriber base.

    Over time, we hope to continue expanding the set of features we offer our users, and to use such features not only to generate revenue and enhance our services generally, but also to maintain differentiation between our free basic service and our billable premium services. Subscribers who are not yet ready to use or pay for premium features can begin their use of the Internet with our free basic service, then migrate to our premium services once they are ready to do so.

    FREE BASIC SERVICE

    Our basic service provides subscribers with full Internet access, including access to both e-mail and the World Wide Web. Our subscribers pay us no fees of any sort for the use of our basic service. Users of the free basic service do, however, pay a fee of $1.95 per minute if they wish to get live technical support by phone.

    We display advertisements to users of the free basic service in a variety of locations, including within the main Juno software and on the Web pages comprising Juno's portal site.

    After receiving a copy of our software, a new subscriber follows simple, clearly worded on-screen instructions to install Juno on his or her computer, and to select an e-mail address and password. In addition, in order to create an account, each subscriber to our free basic service must complete the Member Profile survey, providing information that can be used for the selective targeting of advertising. Subscribers using a version of our software older than version Juno 4.0, must upgrade to version 4.0 or higher before they can use our basic service to connect to the Web.

    JUNO WEB

    Juno's premium dial-up Internet access service, Juno Web, augments the basic service by reducing some forms of on-screen advertising and by providing a number of premium features such as priority access to Juno's network. Juno Web subscribers also generally receive access to live technical support by phone at no charge, and are not required to complete the Member Profile.

    Juno Web's list price of $19.95 per month is lower than the standard $21.95 price point offered by America Online and The Microsoft Network. In addition, since launching the service in 1998, we have made use of a variety of promotional offers that include periods of discounted, free or prepaid access as well as pricing plans that offer Juno Web, sometimes with a reduced premium feature set, for flat monthly rates as low $4.95 and flat annual rates as low as $23.40. At December 31, 2000, most of our billable subscribers were subscribed to a promotional plan offering our service at the flat rate of $9.95 per month. We intend to continue experimenting with a variety of pricing plans in the future to determine their impact on profitability, subscriber acquisition, conversion and retention rates.

    JUNO EXPRESS

    Juno Express is a broadband service designed to provide high-speed Internet access through a variety of technologies such as DSL, cable, and wireless. Juno Express offers consumers all the features of Juno Web plus the benefits of broadband, including the ability to run high-bandwidth multimedia applications that include video and audio content as well as the availability of a dedicated, continuous connection to the Internet. DSL and wireless versions of Juno Express are currently available in selected markets around the country, and we plan to test a cable version of the service during 2001. We will decide to what extent we will roll out our broadband services as the market for such services evolves, as consumer demand for various competing broadband offerings can be assessed, and as the economics of offering broadband services improves, if it does.

OUR STRATEGY

    Our principal objective is to maintain our position as a leading provider of consumer Internet-related services while driving our business toward profitability, developing potentially valuable new strategic alliances and continuing our program of ongoing product innovation. In particular, we plan to:

    REDUCE THE COSTS ASSOCIATED WITH PROVIDING OUR FREE SERVICE. Internal statistics collected toward the end of 2000 showed that approximately 5% of our active free subscriber base was responsible for more than half the total hours our free service was used to access the Web. Starting in the fourth quarter of 2000, we began implementing measures designed in part to encourage heavier users of the free service to modify their usage patterns, upgrade to our billable premium services, or participate in other revenue generating activities that might help us cover the higher costs they cause us to incur. While we expect these measures to result in a certain amount of subscriber attrition from the free service, these measures should reduce our average cost of providing service to a free subscriber--other things being equal--and might be expected to lead to some amount of migration from the free service to our billable services.

    DRIVE FURTHER MIGRATIONS TO OUR BILLABLE SERVICES. Our software is designed to allow users to easily move to higher levels of service when they are ready to use and pay for them through the point-and-click activation of additional features, and to do so without having to change e-mail addresses. We plan to continue marketing our premium services to our existing subscriber base through a variety of advertising messages and promotions delivered through the Juno ad system. Because internal marketing of this sort is generally less expensive for us on a per-subscriber basis than subscriber acquisition efforts conducted through direct mail or most other external advertising channels, we believe the upward migration of our free basic service subscribers should enable us to avoid the relatively high subscriber acquisition costs many of our competitors appear to bear. We may also offer additional services or service levels to meet the needs of our users, or may restructure or change the nature or pricing of our various service levels at some point in the future.

    SHIFT AND ENHANCE OUR REVENUE STREAMS WHILE REDUCING OUR RELIANCE ON ADVERTISING REVENUE. Due to current industry-wide softness in demand for Internet advertising, we are shifting the balance of our revenues toward other revenue sources and plan to reduce our reliance on advertising as a source of revenues. In addition to billable service subscription fees, which already represent the majority of our revenues, we are exploring and developing additional potential revenue sources, such as the Juno Virtual Supercomputer Project, a distributed computing effort that aims to harness unused processing power associated with the free portion of our subscriber base in order to execute computationally intensive biomedical and other applications on behalf of commercial clients and research institutions. To further improve the balance between revenues and expenses, we are also investigating ways to increase revenues from those subscribers who use our billable services most heavily, especially those who currently pay a discounted promotional rate for their service.

    ENHANCE OUR SERVICES TO PROVIDE AN INCREASINGLY PERSONALIZED, INTEGRATED AND ENGAGING INTERNET EXPERIENCE. In order to maintain and enhance our subscribers' level of satisfaction with our services, we intend to leverage our unique assets, such as the Member Profile data we collect, the Juno software our members use, and our current and future relationships with content and feature providers such as LookSmart and CNET, to enable us to offer our members a compelling Internet experience.

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

TECHNOLOGY AND INFRASTRUCTURE

    The operation of our services is supported by computer systems and related infrastructure that have successfully sustained high levels of usage and growth. Our servers routinely handle more than four million user connections per day. Our subscribers have not suffered the sorts of repeated, prolonged system-wide outages that have reportedly affected other online services. To enable our computer and telecommunications facilities to support our large subscriber base, we have made a concerted effort to design our systems architecture to be highly flexible, to grow quickly without sacrificing reliability, and to handle problems quickly when they arise.

    To use our services, subscribers initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as points of presence. We contract for the use of points of presence around the country from various telecommunications carriers, including MCI WorldCom Communications, through its UUNET Technologies and MCI WorldCom Advanced Networks divisions; Level 3 Communications; NaviPath; PSINet; Splitrock Services; Sprint Communications Company; StarNet; and XO Communications. These telecommunications companies also carry data between the points of presence and our central computers, which are located in

Cambridge, Massachusetts and Jersey City, New Jersey. Subscribers typically bear no expenses for communication beyond the cost, if any, of an ordinary local or regional phone call. We estimate that our current set of local access numbers covers the vast majority of the U.S. population. Our reliance on several independent providers of network capacity has allowed us to provide high quality service throughout the United States while negotiating progressively lower telecommunications rates from these competing providers.

    Juno Web subscribers have more local access numbers from which to choose than do users of our free basic service. Limiting the set of local access numbers available to our free basic service users is one mechanism by which we can reduce the cost of providing our free basic service and enhance the relative performance of our premium dial-up service.

    For both our free and our premium services, the time each user spends connected to our central computers is minimized through the use of a patented architecture that allows subscribers to read and compose e-mail messages offline, connecting automatically to Juno's central computer facilities only for the relatively brief period necessary to download incoming mail or upload outgoing messages. Advertisements intended to be shown in the main Juno software are downloaded to a subscriber's computer along with the subscriber's incoming e-mail messages, and are displayed not only while the subscriber is actually connected to our central facilities, but throughout the significantly longer period during which he or she is reading and writing e-mail messages offline, using only his or her own computer. The relatively large ratio between average ad display time, an important revenue-related resource, and average connect time, an important expense item, is essential to the economics of our services. Because we believe that a significant fraction of all time spent online by subscribers to the leading Internet access services is attributable to their reading and writing e-mail messages while connected to the services' central computers, we believe that our offline e-mail architecture confers an economic advantage on our service relative to those of our competitors. Our subscribers currently spend significantly fewer hours connected each month than reported industry averages, and we believe our offline architecture is one of the reasons for this relative savings.

SUBSCRIBER ACQUISITION

    Since the launch of our free basic service in 1996, we have employed a number of acquisition channels to increase total subscriber count, including online distribution of our software through our Web site, direct mail, marketing campaigns through media such as television and print advertising, and distribution partnerships with third parties such as retailers or manufacturers of computer hardware. We have also benefited from word-of-mouth and pass-along distribution, where a subscriber to our service brings Juno to the attention of a friend or relative.

    Starting in the second half of 2000, as part of our strategic decision to conserve cash, we substantially reduced our subscriber acquisition activities, in particular our use of cash-intensive marketing channels such as direct mail and traditional advertising. Online distribution and pass-along of our software continue to be significant sources of new subscribers to our service, and we continue to explore, and from time to time may enter into, third-party distribution partnerships. However, as our principal focus shifts from maximizing subscriber count to driving our business toward profitability, we expect to further reduce our marketing expenditures and do not currently plan to expand our use of marketing channels whose use we have effectively suspended, such as direct mail.

    Instead, we expect to focus our marketing activities on driving further migrations from our free basic service to our billable premium services. Users of the free basic service are exposed to a stream of marketing messages delivered through the Juno ad system that encourage them to upgrade. While we cannot predict the ultimate rate of conversion to our billable premium services, we believe that continuing increases in the sophistication of Internet users and in the demands they place on their Internet services may generate interest in the features provided by our premium services among new segments of our user base over time. In addition, when a subscriber to our basic service is ready to begin using a higher level of service, we believe that it will be easier and more natural to do so by clicking on a button displayed on the Juno screen that he or she is already using than by identifying and switching to an alternate access provider. When users of Juno's basic service develop an interest in using premium services, we believe we are also likely to benefit from individuals' reluctance to switch e-mail addresses, which may make them more likely to obtain premium services from us than from another Internet access provider. Please see "Item 7A--Risk factors that may affect future results--Our ability to cause our free basic subscribers to subscribe to our billable premium services is uncertain. If the number of subscribers upgrading to our billable services falls short of our goals, our business and financial results will suffer."

ADVERTISING AND STRATEGIC ALLIANCES

    ADVERTISING SALES

    Advertising plays an important role in the business model for each of our service levels. Regardless of the level of service to which they subscribe, Juno users view advertisements on the portal site where they begin each Web session and within the main Juno software when they use e-mail, although users of our free basic service may view more advertisements, or more types of advertisements, than users of our premium billable services. Because of the patented advertising technology we have developed, we are able to display ads not only during the time a subscriber spends connected to the Internet but also while he or she is using Juno offline to read or write e-mail. We thus have a wide variety of advertising opportunities which we can offer marketers interested in communicating with our subscribers, ranging from simple one-time ad placements to broad sponsorships of categories of content, commerce and functionality on our portal site or on the Juno services in general.

    To manage ad creation and campaign development, we maintain an in-house ad production and client service staff. We also employ an internal sales force to market our ad inventory, with the exception of the banner inventory on our portal site, which is currently marketed principally by third parties.

    TYPES OF ADVERTISING ON JUNO'S SERVICES

    As described above, we currently display advertising in multiple locations within the Juno service. In addition to ads that appear on our portal site--where most of the ads take the form of conventional Web banner ads, supplemented by various types of sponsorship links--we display a variety of ads within the main Juno software:

    - BANNER ADS, which are displayed in the upper right-hand corner of the main Juno screen while the subscriber is reading or composing e-mail messages. Banner ads are displayed on a timed rotation, with a new ad typically appearing every 20 or 30 seconds, and are interactive, offering viewers the opportunity to click on them and respond in a number of ways.

    - INTERSTITIAL ADS, which are displayed while a subscriber's modem is dialing into our central computers to send or receive e-mail or to connect to the Web. Interstitial ads are significantly larger than a banner ad, and are viewed at a time when the subscriber is not yet occupied with any other activity.

    - POP-UP ADS that interrupt a user's session, and with which the subscriber must interact at least briefly before continuing with his or her session. Pop-up ads are most commonly displayed at the start of a session, immediately after the subscriber types in his or her password, and may contain any of the features of banner ads.

    - DIRECT E-MAIL ADS which subscribers receive in their inbox when they collect new e-mail that has been sent to them. E-mail ads may be text or HTML messages, and can allow subscribers to click through to advertisers' Web sites.

    Additionally, we currently display a persistent advertising and navigation banner to users of our free service at all times while they use the Web. However, due to pending litigation with a competitor, we are only using this surface to display ads for our own services for the time being, and may discontinue its use entirely in the future.

    Advertising on Juno may be purchased on a price-per-impression, price-per-clickthrough or price-per-response basis, or according to special arrangements negotiated on a case-by-case basis. With the exception of some types of Web-based ads, each category of ad may be targeted to a narrowly specified subset of our subscriber base based on data provided by each subscriber in his or her Member Profile. While our privacy policies preclude the dissemination to advertisers or other third parties of any of the data contained in an individual's Member Profile without that individual's consent, aggregate statistical information about the Juno subscriber base is routinely provided to advertisers and can be used to target specific ads to all subscribers satisfying any specified combination of attributes.

    STRATEGIC MARKETING ALLIANCES

    We have formed a number of large-scale, strategic marketing alliances that provide for substantial guaranteed payments to Juno as advances against various forms of revenue-sharing:

    - QWEST COMMUNICATIONS. Under our agreement with Qwest Communications, we received substantial guaranteed payments as a non-refundable advance against a significant percentage of all revenues derived, on an ongoing basis, from telephone customers recruited through the Juno service.

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

    Other types of strategic marketing relationships include a number in which we have provided advertising credit to other companies in return for distribution of the Juno software, and a number in which we have exchanged advertising space with companies on a barter basis.

COMPETITION

    The market for Internet services is extremely competitive and includes a number of substantial participants, including AOL Time Warner, Microsoft and AT&T. The markets for Internet-based advertising and electronic commerce are also very competitive. Our ability to compete depends upon many factors, many of which are outside of our control. We believe that the primary competitive factors determining success in these markets include effective marketing to promote brand awareness, a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services as well as industry and general economic trends. The market for Internet services has begun to consolidate, and we expect competition to increase as some of our competitors grow larger through consolidation or begin to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to subscriber acquisition activities and to the development, promotion and distribution and sale of products and services.

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

    In the near term, however, we currently believe it is more likely that we will increase the prices we charge at least some subscribers to our billable premium services, in an effort to increase our billable services revenue and profitability. Any such price increase would be expected to result in subscriber attrition, possibly to an extent sufficient to cause overall revenues from billable services to decline, either of which outcomes could cause our business and financial results to suffer.

    In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

    - National providers of Internet access such as AOL Time Warner, Earthlink, and Microsoft, including some companies, such as Bluelight.com and NetZero, that offer some level of Internet access for free;

    - Numerous independent regional and local Internet service providers that may offer lower prices than most national Internet service providers;

    - Various national and local telephone companies such as AT&T, MCI WorldCom Communications and Pacific Bell, a division of SBC Telecom;

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

    With respect to the generation of advertising and electronic commerce revenue, we compete with many of the market participants listed above as well as with various advertising-supported Web sites, including portal sites such as Yahoo! and Lycos, content sites such as CNET and CNN.com, and interactive advertising networks and agencies such as DoubleClick and 24/7 Media. We also compete with traditional media such as print and television for a share of advertisers' total advertising budgets.

If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive us to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our services.

    In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by continuing and significant reduction in demand, the reduction or cancellation of advertising contracts, a significant increase in uncollectible receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection, or may be expected to do so. The impact of these trends is exacerbated in Juno's case because of the large percentage of Juno's advertisers that are Internet-related companies. If demand for Internet advertising in general or our advertising inventory in particular does not increase or declines further, if our advertisers reduce or cancel their contracts with us or if we are unable to collect amounts they owe us for contracts we fulfill, our business and financial results may suffer.

    Our competition has increased and is likely to continue to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Many market participants offer services similar to one or more of the services we provide. Other market participants may introduce free or billable Internet services that compete with ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. In the past, we have formed several such relationships, and did not find them effective as a means of attracting new subscribers to our services. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Increasing competition could result in increased subscriber attrition. It could also put pressure on us to increase our spending for sales and marketing and for subscriber acquisition and retention activities at a time when we may not have adequate cash resources to devote to such activities. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position--, or, alternatively, could cause our marketplace position to suffer if, as we currently believe is more likely, we were to increase the prices we charge at least some subscribers to our billable services. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

GOVERNMENT REGULATION

    Providers of Internet access and e-mail services are not subject to direct regulation by the Federal Communications Commission, but changes in the regulatory environment relating to the telecommunications and media industries could have an effect on our business. For example, some telecommunications carriers have sought to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers, and recent events suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

    We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

    - user privacy;

    - pricing and disclosure of pricing terms;

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

    The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer. For additional information, see "Item 7A Risk Factors that may affect future results--Changes in government regulation could decrease our revenues and increase our costs."

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

    On December 26, 2000, NetZero, Inc. filed a lawsuit in the United States District Court for the Central District of California alleging that Juno has infringed NetZero's U.S. patent No. 6,157,946. For additional information, see "Item 3. Legal Proceedings."

EMPLOYEES

    As of December 31, 2000, we employed 332 people in the United States and India, of whom 162 were in operations, sales and marketing, and customer support; 102 were in engineering, product development and network operations; and 68 were in finance, legal and administration. Our employees are not covered by any collective-bargaining arrangements, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our principal executive office is located in New York, New York, where we lease approximately 26,400 square feet. In addition, we lease additional office space in New York City and also lease offices in San Francisco, California; Cambridge, Massachusetts; Washington, D.C.; and Hyderabad, India. We believe that our current office space is sufficient to accommodate our operations and do not expect to lease additional office space in the near future.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in disputes and litigation in the ordinary course of our business, as well as the particular matters described below.

    In June 2000, we entered into a subscriber referral agreement with Freewwweb, a provider of free Web access that had elected to cease operations. Because Freewwweb and its affiliates had sought the protection of Chapter 11 of the Bankruptcy Code, this agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York. On July 19, 2000, the Bankruptcy Court granted Freewwweb's motion to approve the agreement. Thereafter, we began the subscriber referral process, which included Freewwweb's voluntary delivery to Juno of a computer file containing their subscribers' e-mail addresses and passwords in order to enable us to provide e-mail forwarding services to any former Freewwweb subscribers who chose to sign up for Juno. On August 1, 2000, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million solely as a result of the delivery to Juno of this file. Freewwweb's assertion is based on the premise that Juno should pay a subscriber referral fee for every former Freewwweb subscriber whose e-mail address and password was contained in the file, rather than, as stipulated in the agreement approved by the Bankruptcy Court, the significantly smaller number of former Freewwweb subscribers who actually created a new Juno account and used such account to access the Web for at least a specified minimum amount of time in a specified qualification period. We believe that Freewwweb's assertions are entirely without merit, that Freewwweb is not entitled to the additional consideration it seeks and that the likelihood that Freewwweb will be awarded any material compensation is remote. We have commenced a proceeding with the Bankruptcy Court requesting a ruling on this issue, as well as seeking monetary damages against Freewwweb. We intend to defend our interests vigorously in this matter.

    We filed an action against Qualcomm Incorporated and NetZero, Inc. in the United States District Court for the District of Delaware on June 1, 2000, alleging that the defendants have infringed our U.S. Patent No. 5,809,242. The complaint was served on the defendants on September 25, 2000. Our patent, issued in 1998, relates to technology developed by Juno that enables advertisements and other content to be displayed to an Internet user while that user is offline. The complaint alleges that a version of Qualcomm's Eudora e-mail software includes a setting called "sponsor mode" that enables advertising to be displayed while the user reads and writes e-mail offline. NetZero had begun distributing this version of Eudora and had engaged in activities to encourage its subscribers to use it. Our lawsuit seeks declaratory relief, permanent injunctive relief and actual and punitive damages against both defendants. On November 6, 2000, the defendants filed an answer and counterclaim in which they seek to have the court declare our patent invalid. Our company policy is to vigorously pursue the protection of our intellectual property rights. We have not ruled out the possibility that a settlement of this dispute would be in our best interests, if it can avoid the time, expense, management distraction and uncertainty of litigation. There can be no assurance that a settlement, if any can be reached, would achieve the results that might have been available to us through litigation, or would otherwise be advantageous to us.

    On December 26, 2000, NetZero filed a separate action in the United States District Court for the Central District of California, alleging that Juno has infringed U.S. Patent No. 6,157,946. NetZero has alleged that the persistent advertising and navigation banner displayed to users of Juno's free service, while they use the Web, along with other elements of Juno's service, infringes the patent. NetZero is seeking unspecified monetary damages, attorneys fees, and various forms of preliminary and permanent injunctive relief, including a prohibition on Juno's continuing to offer its free service in its current form. On January 5, 2001, the court entered an interim temporary restraining order prohibiting Juno from displaying third-party advertisements in the persistent advertising and navigation banner. This order is expected to remain in effect until March 29, 2001, at which time we expect the court to hold a preliminary injunction hearing to determine whether to extend, modify, or terminate the interim order. The court has scheduled a trial commencing in July 2001. We intend to defend our interests vigorously in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         MARKET PRICE FOR COMMON STOCK

    Our common stock has been quoted on the Nasdaq National Market under the symbol JWEB since our initial public offering on May 25, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 31, 1999
  Second Quarter (from May 26, 1999)........................  $29.3750   $ 8.8750
  Third Quarter.............................................  $27.7500   $12.0625
  Fourth Quarter............................................  $87.0000   $14.0000
FISCAL YEAR ENDED DECEMBER 31, 2000
  First Quarter.............................................  $48.6250   $14.0000
  Second Quarter............................................  $16.1250   $ 5.7500
  Third Quarter.............................................  $11.8130   $ 3.5000
  Fourth Quarter............................................  $ 4.4690   $ 0.5940
FISCAL YEAR ENDING DECEMBER 31, 2001
  First Quarter (through March 8, 2001).....................  $ 4.5000   $ 0.7500

    On March 8, 2001, the last reported sales price of the common stock on the Nasdaq National Market was $1.41 per share. As of March 8, 2001, there were 480 holders of record of our common stock.

    On June 30, 2000, we entered into a subscriber referral agreement with WorldSpy.com, Inc., NaviPath, Inc. and other parties. Under the terms of the subscriber referral agreement, we have provided compensation to WorldSpy and NaviPath based on the number of former WorldSpy subscribers that became new subscribers to our services, subject to certain qualifications and restrictions. As consideration for these referrals, we issued an aggregate of 1,836,283 shares of our common stock to WorldSpy and NaviPath on October 31, 2000, based on a closing sale price per share of $2.66 on that date and an aggregate of 172,020 additional shares of our common stock to WorldSpy and NaviPath on December 21, 2000, based on a closing sale price per share of $1.25 on that date. These transactions, which did not involve the engagement of an underwriter, were unregistered sales of Juno's common stock and were structured to claim the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales of securities not involving a public offering. We received no cash proceeds from these issuances. In accordance with our rights under the subscriber referral agreement, we ceased accepting additional WorldSpy subscribers on November 30, 2000, and we do not expect to issue additional shares of common stock under this agreement.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999 and 2000, are derived from the consolidated financial statements of Juno which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 1996, and 1997, and the consolidated balance sheet data at December 31, 1996, 1997, and 1998 are derived from the audited consolidated financial statements of Juno not included elsewhere herein.

    Net loss per share for the year ended December 31, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger. The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Class A limited partnership units as shares of common stock for all periods presented and the conversion of Series B redeemable convertible preferred stock for the period following the March 1999 statutory merger. See the consolidated financial statements and the notes to these statements appearing elsewhere herein for the determination of the number of shares used in computing historical and pro forma basic and diluted loss per share for the year ended December 31, 1999.

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              2000        1999       1998       1997       1996
                                            ---------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Billable services.....................  $  73,911   $ 34,545   $  6,645   $  1,371   $      6
    Advertising and transaction fees......     38,708     12,662      6,454      1,875        127
    Direct product sales..................      1,419      4,794      8,595      5,845          3
                                            ---------   --------   --------   --------   --------
      Total revenues......................    114,038     52,001     21,694      9,091        136
                                            ---------   --------   --------   --------   --------
  Cost of revenues:
    Billable services.....................     49,024     24,950      5,606      1,053         --
    Advertising and transaction fees......      8,115      4,675      3,725      1,659        278
    Direct product sales..................      1,344      4,176      7,627      5,796          3
                                            ---------   --------   --------   --------   --------
      Total cost of revenues..............     58,483     33,801     16,958      8,508        281
                                            ---------   --------   --------   --------   --------
  Operating expenses:
    Operations, free service..............     38,311      6,698      9,383     11,075      5,803
    Subscriber acquisition................    116,461     47,651      5,334      3,140      6,993
    Sales and marketing...................     18,105     11,556     11,584     12,593      4,276
    Product development...................     10,282      7,232      7,345      4,860      3,741
    General and administrative............      9,303      4,615      2,760      2,897      2,172
                                            ---------   --------   --------   --------   --------
      Total operating expenses............    192,462     77,752     36,406     34,565     22,985
                                            ---------   --------   --------   --------   --------
      Loss from operations................   (136,907)   (59,552)   (31,670)   (33,982)   (23,130)

  Interest income, net....................      5,509      3,718         44        243        128
                                            ---------   --------   --------   --------   --------
      Net loss............................  $(131,398)  $(55,834)  $(31,626)  $(33,739)  $(23,002)
                                            =========   ========   ========   ========   ========

                                                       YEAR ENDED DECEMBER 31, 1999
                                                  --------------------------------------
                                                   TEN MONTHS     TWO MONTHS
                                    YEAR ENDED       ENDED          ENDED                     YEAR ENDED DECEMBER 31,
                                   DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,              ------------------------------
                                       2000           1999           1999        TOTAL       1998       1997       1996
                                   ------------   ------------   ------------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)
EARNINGS PER SHARE CALCULATION:
  Net loss.......................   $(131,398)      $(51,484)       $(4,350)    $(55,834)  $(31,626)  $(33,739)  $(23,002)
                                    =========       ========        =======     ========   ========   ========   ========
  Basic and diluted net loss per
    share........................   $   (3.39)      $  (2.07)
                                    =========       ========
  Basic and diluted net loss per
    Class A limited partnership
    unit.........................                                   $ (0.25)               $  (1.85)  $  (3.21)  $  (7.01)
                                                                    =======                ========   ========   ========
  Weighted average number of:
    Shares of common stock.......      38,747         24,877
                                    =========       ========
    Class A limited partnership
      units......................                                    17,684                  17,091     10,500      3,281
                                                                    =======                ========   ========   ========
  Pro forma basic and diluted net
    loss per share...............                                               $  (1.84)  $  (1.85)
                                                                                ========   ========
  Weighted average shares
    outstanding used in pro forma
    basic and diluted per share
    calculation..................                                                 30,339     17,091
                                                                                ========   ========

                                                                       YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           2000       1999       1998       1997       1996
                                                         --------   --------   --------   --------   --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents............................  $55,729    $ 91,497   $  8,152   $13,770    $   598
  Working capital (deficiency).........................   23,216      67,571     (8,343)    6,927     (2,004)
  Total assets.........................................   78,371     117,568     14,431    20,133      4,774
  Total indebtedness, including current maturities.....    1,611       2,878     10,188       795         --
  Liabilities expected to be settled with common
  stock................................................    4,000          --         --        --         --
  Partners' capital (deficiency).......................       --          --    (12,588)   10,504     (2,004)
  Total stockholders' equity...........................   28,745      71,648         --        --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUNO SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUNO'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SUCH AS THOSE SET FORTH UNDER "ITEM 7A--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN.

OVERVIEW

    Juno Online Services, Inc. is a leading provider of Internet access to millions of computer users throughout the United States. We offer several levels of service, including free basic Internet access, billable premium dial-up service, and high-speed broadband access, which is currently available in selected markets. Our revenues are derived primarily from the fees we charge for the use of our premium services, from the sale of advertising, and from various forms of electronic commerce.

    We launched our basic service in April 1996. Initially, this service provided only basic dial-up e-mail services. In July 1998, we introduced our first premium services, which offered features ranging from enhanced e-mail services to full access to the World Wide Web, and for which we charged subscription fees. In 1999 and 2000, we announced a number of major expansions of our services:

    - Our BASIC SERVICE now provides full Internet access for free in addition to e-mail.

    - JUNO WEB provides competitively priced premium Internet access, supplementing the features of the basic service with free live technical support and customer service, priority access to Juno's network, and the reduction of some forms of on-screen advertising.

    - JUNO EXPRESS is a broadband service designed to provide high-speed access to the Internet through a variety of technologies. Currently offered in selected markets around the country, Juno Express is available in DSL and wireless versions. Juno plans to test a cable version of the service in 2001.

    In December 1999, in connection with the expansion of our free basic service to include full Web access, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

    In the month of December 2000, our base of active subscribers increased to
4.0 million, up from 2.4 million in December 1999 and 3.7 million in September 2000. Our billable subscriber base grew to 842,000 at December 31, 2000, up from 550,000 at December 31, 1999 and 750,000 as of September 30, 2000.
Total registered subscriber accounts grew to 14.2 million at December 31, 2000, up from 8.1 million as of December 31, 1999 and 12.8 million at September 30, 2000. See Selected Subscriber Data after the Results of Operations section in this Item for a presentation of subscriber data over the last eight fiscal quarters. Our base of active subscribers encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers. As of December 2000, 90% of our active subscribers had full Web access, up from 88% in September 2000.

    The quarter-over-quarter growth rate of our billable subscriber base increased to 12.3% in the fourth quarter, up from 2.7% in the third quarter. Most of the growth in the fourth quarter was the result of migrations from our free basic service to our billable premium services, principally following our adoption of measures designed in part to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service. While we expect these measures to result in a certain amount of subscriber attrition from the free service, we believe they are also responsible for a significant portion of the increase in migrations to our billable services. There can be no assurance that the growth rate we experienced in the fourth quarter will continue in the current quarter or in any future quarter. Furthermore, given our current focus on the continued reduction of expenses, and in particular our expectation that we will reduce subscriber acquisition expenditures further, our overall active subscriber base is unlikely to grow during 2001. Our billable subscriber base may also not grow during 2001, particularly to the extent that we implement measures currently being investigated to increase average revenue per billable subscriber by reducing our use of discounted promotional pricing for at least some users of our billable services.

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

    (2) Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, our subscribers. These advertisements are displayed within the main Juno software while a Juno subscriber reads or writes e-mail and on Juno's Web portal site, and during 2000 and a portion of 2001 were also displayed on the persistent advertising and navigation banner shown to our free subscribers at all times while they use the Web.

    (3) Direct product sales, consisting of revenues generated from the sale of products directly by us to our subscribers and the associated shipping and handling fees. The Company began phasing out its direct product sales activities during 1999, and completed this process in August 2000.

    We currently offer our billable premium services under a number of pricing plans. The list price for Juno Web is a flat rate of $19.95 per month, but since the launch of the service, we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as discounted flat-rate plans. Currently, the most common pricing plan for Juno Web is a flat fee of $9.95 per month following a free initial month. We are currently evaluating the desirability of reducing the extent of the discounted promotional pricing we employ. If we were to reduce the extent of such discounted pricing in the future, this change might be expected to strengthen billable services gross margin as a percentage of billable services revenues and reduce our net loss, while resulting in some attrition of our billable subscriber base that might not occur in the absence of such change. Our broadband service, Juno Express(SM), is currently offered through a number of technologies, including DSL technology and mobile wireless technology, at price points starting at $49.95 per month. To date, DSL subscribers have received their installation and equipment for free after a manufacturer rebate of $198, an offer we may or may not continue to extend in the future. We have not undertaken any substantial amount of marketing for Juno Express to date, and as of December 31, 2000, only a negligible number of subscribers--roughly 3,000, not all of whom had completed the installation and set-up process by such date--had signed up for broadband service through Juno Express. Subscription revenues for our billable premium services accounted for approximately 98% of billable services revenues during 2000.

    The expansion of our free basic service to include full Web access in December 1999 caused the costs associated with operating our free basic service to increase significantly on a quarter-over-quarter basis in each of the first three quarters of 2000 due to significantly increased telecommunications connection time per subscriber per month. These costs, which are reflected in the "Operations, free service" line of our statement of operations, dropped somewhat in the fourth quarter of 2000 as compared to the third quarter, following our adoption of measures designed to address excessive resource consumption by heavier users of the free service. We currently expect these measures to further reduce average monthly connection time per free subscriber and average Operations, free service cost per subscriber during the first quarter of 2001.

    When we expanded our free service to include full Web access, we also introduced a persistent advertising and navigation banner that is displayed to our free subscribers at all times while they use the Web. Our long-term strategy contemplated our generating sufficient additional revenues from this persistent advertising banner and from other advertising inventory we control to cover the costs associated with our service expansion. However, we have not yet been able to generate sufficient additional revenues to cover these increased costs. Furthermore, in December 2000, one of our competitors commenced legal action against us asserting that elements of the technology we use in connection with our persistent advertising and navigation banner infringe on a United States patent issued to them earlier that month. We intend to vigorously contest the allegations. In the meantime, as per a temporary restraining order issued in connection with the ongoing dispute, we are not currently displaying any third-party advertisements in this particular banner. Compliance with the temporary restraining order issued by the court is not expected to have a significant impact on our results of operations, as the advertising inventory to which it pertains contributed less than 4% of total revenues and less than 9% of advertising and transaction fee revenues during our most recently completed quarter. In part due to the operation of the temporary restraining order, we expect that this banner will represent at most a negligible percentage of revenue for at least the first quarter of 2001. Please see "Item 7A--Risk Factors that May Affect Future Results--If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages" for more detailed information.

    Revenues from advertising and transaction fees and from direct product sales totaled $40.1 million on a combined basis in 2000, up from $17.5 million in 1999. However, in the fourth quarter of 2000, such revenues were approximately 6.0% lower than in the third quarter, reflecting industry-wide softness in the demand for Internet advertising. On a per subscriber basis, revenues associated with our free basic service declined approximately 14% in the fourth quarter of 2000, to an average of approximately $0.95 per active free subscriber per month in the fourth quarter, down from approximately $1.10 per subscriber per month in the third quarter. We believe it is likely that revenues associated with the free service will continue to decline over the coming quarters and are thus taking steps to reduce expenses associated with providing the free service, with a particular emphasis on telecommunications costs. The full impact of these steps is unlikely to be realized for several quarters. We currently expect revenues associated with the free basic service to continue to be exceeded for some time by the sum of the expenses reported on the Operations, free service line and the portion of the Cost of revenues line associated with the free service. Our business may suffer if the market for Internet-based advertising fails to recover or if the steps we are taking to reduce expenses fail to have the desired impact. Our strategy contemplates that subscription fees for billable premium services are likely to remain the largest source of revenues for Juno in the immediate future. In light of our current focus on the continued reduction of expenses and improvement of bottom-line performance, as well as the softness in the Internet advertising market, our firmwide revenues are expected to decrease during the first quarter of 2001 as compared to the fourth quarter of 2000.

    The impact on Juno of the softness in demand for Internet advertising is reflected in our backlog of advertising contracts, which decreased to approximately $12.0 million at the end of the fourth quarter from about
$28.0 million at the end of the third quarter as new signings slowed substantially and a number of advertisers either shortened or cancelled their advertising contracts. Over the past several quarters the change in our advertising backlog has been a fairly reliable directional indicator for the quarters that follow. Additionally, as certain advertisers have gone out of business or found themselves in financial distress, we have also experienced a significant increase in uncollectible receivables. The impact of these widely reported effects was exacerbated in Juno's case by the fact that Internet-related companies continued to represent a significant majority of our advertisers in the fourth quarter of 2000. In light of these trends, we believe that revenues from advertising and transaction fees are likely to decline substantially in the first quarter of 2001 as compared to the fourth quarter of 2000, and are unlikely to increase in the remaining quarters of 2001. Please see "Item 7A--Risk Factors that May Affect Future Results--Our strategic marketing alliances and other sources of advertising revenue are concentrated in the Internet industry, making us vulnerable to downturns experienced by other Internet companies or the Internet industry in general." We also expect the balance between billable service revenues and advertising revenues to continue shifting toward the former, from a ratio of approximately two to one in the fourth quarter to approximately four to one in 2001.

    During the fourth quarter of 2000, we resolved a dispute we had with 24/7 Media regarding guaranteed minimum payments owed to Juno. 24/7 Media is a third-party sales force that we granted the exclusive right to sell substantially all of our persistent advertising banner inventory. The results of the dispute did not have a material effect on our results of operations during the fourth quarter of 2000. Under the terms of the settlement, we may continue to work with 24/7 Media, but both our exclusivity obligations to 24/7 Media and 24/7 Media's future guaranteed minimum payments to Juno were eliminated.

    Our competitors for revenues from advertising and electronic commerce and for subscribers to our free or billable services include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including limiting our ability to enter into or renew agreements with distribution partners, necessitating advertising rate reductions or price reductions for our billable services, or placing us at a competitive disadvantage if we do not maintain or increase, or if we execute on our plans to decrease, our spending in areas such as marketing, telecommunications, and product development. Additionally, we believe that overall demand for Internet-related advertising inventory has declined in recent quarters, leading to reduced near-term expectations with regard to advertising-related revenues for a number of companies in the Internet sector, including Juno.

    As of December 31, 2000, we held a total of $55.7 million in cash and cash equivalents. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. We continue to place a high value on flexibility, and may well respond on an opportunistic basis to further changes within the industry, but for the time being we expect to continue our recent shift of focus from the aggressive, cash intensive growth of our subscriber base to the reduction of cash outflows and subscriber acquisition investments overall and to the exploration and development of additional potential revenue sources.

    Internal statistics we collected late in 2000 indicated that approximately 5% of the active subscribers to our free basic service were responsible for more than half the total hours that service is used to access the Web, and therefore a disproportionate fraction of the related telecommunications expense. One of our goals is to improve the balance between revenues and expenses by segmenting our subscriber base and concentrating increasingly on extracting value from the most productive and least costly segments, while taking steps to control the costs associated with the least productive and most costly. We believe this increased emphasis on the profitability of various segments of our subscriber base to be appropriate, particularly in light of recent changes in the Internet market environment.

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

    Our principal expenses consist of marketing, telecommunications, customer service, and personnel and related costs. We have elected to obtain a number of services principally from third-party providers. Services obtained from such providers include telecommunications services, customer service and technical support, and services related to the sale of certain advertising inventory and the delivery of the associated advertisements. Our business and financial results would be harmed were we no longer able to obtain these services at competitive rates.

    We have incurred net losses of $279.4 million from our inception on June 30, 1995 through December 31, 2000. We have relied primarily on sales of equity securities, totaling $299.8 million through December 31, 2000, to fund our operations. Included in this amount are $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering. During October 2000, Juno secured an equity financing commitment from a private investment fund in the form of an "equity line" facility. We first drew down on this facility in February 2001, raising net proceeds of $478,000 as of March 9, 2001. See "Liquidity and Capital Resources" of this Item for additional information about this facility.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUES

    Total revenues increased $62.0 million, to $114.0 million for the year ended December 31, 2000 from $52.0 million for the year ended December 31, 1999, an increase of 119%. This increase was due to increases in billable services and in advertising and transaction fees, partially offset by a decrease in direct product sales.

    BILLABLE SERVICES. Billable services revenues increased $39.4 million, to $73.9 million for the year ended December 31, 2000 from $34.5 million for the year ended December 31, 1999, an increase of

114%. This increase was due primarily to a greater number of billable service subscribers in the year ended December 31, 2000, as compared with the much smaller number in the year ago period, partially offset by lower average monthly revenue per subscriber.

    ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $26.0 million, to $38.7 million for the year ended December 31, 2000 from $12.7 million for the year ended December 31, 1999, an increase of 206%. This increase was due primarily to the increase in Web-enabled subscribers associated with the expansion of our free basic service to include full Web access. We believe this expansion made our subscriber base and ad inventory more attractive to some categories of advertisers, particularly those interested in attracting traffic to their own Web sites, and may account in part for our year-over-year increase in sales. Barter transactions accounted for approximately 2.8% and 1.5% of total revenues and 8.2% and 6.2% of advertising and transaction fees for the years ended December 31, 2000 and 1999, respectively.

    DIRECT PRODUCT SALES. Direct product sales decreased $3.4 million, to $1.4 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999, a decrease of 70.4%. This decline reflects our strategic decision to cease our direct product sales activities and focus instead on other forms of electronic commerce. Specifically, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believe should generate revenues with higher margins than direct product sales. We stopped conducting direct product sales activities in August 2000.

    COST OF REVENUES

    Total cost of revenues increased $24.7 million, to $58.5 million for the year ended December 31, 2000 from $33.8 million for the year ended December 31, 1999, an increase of 73.0%. This increase was due primarily to increases in costs associated with billable services and in advertising and transaction fees, partially offset by a decrease in costs associated with direct product sales.

    BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, during the year ended December 31, 1999, cost of revenues related to billable services included the costs of mailing copies of the Juno software upon request to prospective Juno subscribers, who had to pay for delivery of the disks at that time, a practice we resumed at the end of 2000. Further, during the year ended December 31, 1999, cost of revenues related to billable services included personnel and related overhead costs associated with our performance of a short-term consulting engagement.

    Cost of revenues related to billable services increased approximately
$24.1 million, to $49.0 million for the year ended December 31, 2000 from $25.0 million for the year ended December 31, 1999, an increase of 96.5%. This increase was due primarily to the costs of providing our billable subscription services to a substantially larger number of subscribers as compared with the number of subscribers in the year-ago period. Costs related to the provision of these billable subscription services, principally telecommunications, customer service, and technical support expenses, accounted for 92.9% of the total costs of revenues related to billable services during the year ended December 31, 2000 and accounted for the majority of the increase. These expenses accounted for 91.0% of the total costs of revenues during the year ended December 31, 1999. Cost of billable services revenues as a percentage of billable services revenues improved to 66.3% for the year ended December 31, 2000 from 72.2% for the year ended December 31, 1999. This improvement is primarily attributable to decreased customer service costs per subscriber and declining average telecommunications rates, partially offset by increased average hours of usage per subscriber.

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

    Cost of revenues for advertising and transaction fees increased
$3.4 million, to $8.1 million for the year ended December 31, 2000 from $4.7 million for the year ended December 31, 1999, an increase of 73.6%. This increase was due primarily to the increase in advertising and transaction fee revenue associated with the increase in Web-enabled subscribers due to the expansion of our free basic service to include full Web access. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 21.0% for the year ended December 31, 2000 from 36.9% for the year ended December 31, 1999. This improvement is due primarily to decreased telecommunications rates, faster average connection speeds, larger average deal sizes over which to spread relatively fixed production costs, and improvements in our production and distribution methods.

    DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

    The cost of revenues for direct product sales decreased approximately
$2.8 million, to $1.3 million for the year ended December 31, 2000 from $4.2 million for the year ended December 31, 1999, a decrease of 67.8%. This decrease corresponds to the decrease in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenues increased to 94.7% for the year ended December 31, 2000 from 87.1% for the year ended December 31, 1999. This increase was due primarily to a greater decline in the average retail price of merchandise sold relative to the declines in the costs of such merchandise as well as additional promotional pricing in response to increasing competition in the computer hardware retail market, which category represented the majority of our merchandise sold. We stopped conducting direct product sales activities in August 2000.

    OPERATING EXPENSES

    OPERATIONS, FREE SERVICE. Operations, free service expenses consist of the costs associated with providing our free basic service. Costs consist principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

    Expenses associated with operations, free service increased $31.6 million, to $38.3 million for the year ended December 31, 2000 from $6.7 million for the year ended December 31, 1999, an increase of 472%. This increase was due primarily to additional telecommunications costs incurred as a result of the expansion of our free service to include full Internet access.

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

    Subscriber acquisition costs increased $68.8 million, to $116.4 million for the year ended December 31, 2000 from $47.7 million for the year ended
December 31, 1999, an increase of 144%. This increase is due primarily to costs related to extensive direct mail campaigns as well as other marketing activities including television, radio, outdoor and other advertising campaigns. To a lesser extent, the increase reflects costs incurred in connection with two stock-based subscriber referral agreements as well as inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities. As a percentage of revenues, subscriber acquisition costs increased to 102.1% in the year ended December 31, 2000 from 91.6% in the year ended December 31, 1999.

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

    Sales and marketing costs increased $6.5 million, to $18.1 million for the year ended December 31, 2000 from $11.6 million for the year ended December 31, 1999, an increase of 56.7%. This increase is due primarily to an increase in personnel and related costs, including sales commissions, as well as in trade advertising, partially offset by a reduction in telecommunications costs. As a percentage of revenues, sales and marketing costs improved to 15.9% in the year ended December 31, 2000 from 22.2% in the year ended December 31, 1999. This improvement was due primarily to an increase in revenues for the year ended December 31, 2000 as compared to the year-ago period.

    PRODUCT DEVELOPMENT. Product development includes research and development expenses and other product development costs. These costs consist primarily of personnel and related overhead costs as well as, for periods prior to May 1999, the costs associated with research and development and other product development activities performed for us on a contract basis by a related party in Hyderabad, India. In May 1999, we hired as employees substantially all of the individuals who provided services to us under this related-party arrangement.

    Product development costs increased approximately $3.1 million, to $10.3 million for the year ended December 31, 2000 from $7.2 million for the year ended December 31, 1999, an increase of 42.2%. This increase is due primarily to additional personnel and related costs in both our domestic and India offices related to the development of our Juno Express premium service and of a new release of our client-side software, version 5.0. These costs were partially offset by the lower costs associated with operating our India-based research and development efforts as a majority-owned subsidiary rather than obtaining these services on a contract basis. To date, we have not capitalized any expenses related to any software development activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

    General and administrative costs increased $4.7 million, to $9.3 million for the year ended December 31, 2000 from $4.6 million for the year ended
December 31, 1999, an increase of 102%. This increase is due primarily to a rise in expenses associated with additional personnel and related overhead costs, uncollectible receivables, insurance, and professional service fees. As a percentage of revenues, general and administrative costs improved to approximately 8.2% for the year ended December 31, 2000 from 8.9% for the year ended December 31, 1999.

    INTEREST INCOME, NET. Interest income, net increased $1.8 million to $5.5 million for the year ended December 31, 2000, from $3.7 million for the year ended December 31, 1999, an increase of 48.2%. This increase is due primarily to interest income earned on higher average cash balances in the year ended December 31, 2000 as compared to the year ended December 31, 1999. Interest income, net includes interest expense of $158,000 and $345,000 for the years ended December 31, 2000 and 1999, respectively.

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

    ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $6.2 million, to $12.7 million for the year ended December 31, 1999 from $6.5 million for the year ended December 31, 1998, an increase of 96.2%. This increase was due primarily to larger average deal sizes associated with the shift in our emphasis towards strategic marketing alliances, partially offset by declines in the number of and the aggregate revenue generated from shorter term ad sales contracts. Barter transactions accounted for approximately 1.5% and 0.6% of total revenues and 6.2% and 1.9% of advertising and transaction fees for the years ended December 31, 1999 and 1998, respectively.

    DIRECT PRODUCT SALES. Direct product sales decreased $3.8 million, to $4.8 million for the year ended December 31, 1999 from $8.6 million for the year ended December 31, 1998, a decrease of 44.2%. This decline reflects our strategic decision in 1998 to narrow the range of our direct product sales activities and of the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believed would be likely to generate revenues with higher margins than direct product sales.

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

    OPERATING EXPENSES

    OPERATIONS, FREE SERVICE. Expenses associated with operations, free service decreased $2.7 million, to $6.7 million for the year ended December 31, 1999 from $9.4 million for the year ended December 31, 1998, a decrease of 28.6%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base. The results were not materially impacted by the expansion of our basic service to provide full Internet access for free, since this expansion occurred on December 20, 1999.

    SUBSCRIBER ACQUISITION. Subscriber acquisition costs increased approximately $42.3 million, to $47.7 million for the year ended December 31, 1999 from $5.3 million for the year ended December 31, 1998. This increase is due primarily to costs related to our 1999 external marketing campaign which launched in the second quarter of 1999, including direct mail programs, television and radio commercials, outdoor advertising and various other advertising expenditures. This increase is also due to inbound telemarketing costs incurred in connection with subscriber acquisition and retention activities and to ad production and transmission costs associated with soliciting basic service subscribers to upgrade to our billable subscription services. As a percentage of revenues, subscriber acquisition costs increased to 91.6% in the year ended December 31, 1999 from 24.6% in the year ended
December 31, 1998. This percentage increase was primarily due to increased costs related to our 1999 external marketing campaign.

    SALES AND MARKETING. Sales and marketing costs were $11.6 million for the years ended December 31, 1999 and 1998. Sales and marketing expenses for the year ended December 31, 1999 include increased trade advertising costs as compared to the year ended December 31, 1998. This increase was partially offset by cost reductions associated with our decision to scale back various direct product sales activities. Sales and marketing costs for the year ended
December 31, 1998 include one-time costs associated with this decision, as well as expenses related to the closing of regional advertising sales offices. As a percentage of revenues, sales and marketing costs improved to 22.2% in the year ended December 31, 1999 from 53.4% in the year ended December 31, 1998. This improvement was primarily due to an increase in revenues for the year ended December 31, 1999.

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

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased approximately $1.9 million, to $4.6 million for the year ended December 31, 1999 from $2.8 million for the year ended December 31, 1998, an increase of 67.2%. This increase is primarily due to increased insurance costs for directors' and officers' liability insurance, professional service fees and additional personnel and related overhead costs. As a percentage of revenues, general and administrative costs decreased to 8.9% for the year ended December 31, 1999 from 12.7% for the year ended December 31, 1998. This decrease was primarily due to the increase in revenue for the year ended December 31, 1999 compared to the year ended December 31, 1998.

    INTEREST INCOME, NET.  Interest income, net increased approximately
$3.7 million, to $3.7 million for the year ended December 31, 1999 from $44,000 for the year ended December 31, 1998. This increase is primarily due to interest income earned on higher average cash balances in the year ended December 31, 1999 resulting from our initial public offering in May 1999 and from the issuance of redeemable convertible preferred stock in March 1999, partially offset by higher interest payments for borrowings. Interest income, net includes interest expense of $345,000 and $537,000 for the years ended December 31, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES

    Total revenues increased $12.6 million, to $21.7 million for the year ended December 31, 1998 from $9.1 million for the year ended December 31, 1997, an increase of 139%. This increase was due primarily to increases in billable services and in advertising and transaction fees.

    BILLABLE SERVICES.  Billable services revenues increased approximately
$5.3 million, to $6.6 million for the year ended December 31, 1998 from $1.4 million for the year ended December 31, 1997, an increase of 385%. This increase was due primarily to the introduction of our billable premium services, which contributed $3.6 million in subscription fees in 1998; a short-term development consulting contract which contributed $1.0 million; and technical support fees associated with the growth of the subscriber base of Juno's free basic service and of Juno Gold. At December 31, 1998, there were approximately 144,000 billable services subscribers, with approximately 53,000 subscribing to Juno Gold and approximately 91,000 subscribing to Juno Web.

    ADVERTISING AND TRANSACTION FEES. Advertising and transaction fees increased $4.6 million, to $6.5 million for the year ended December 31, 1998 from $1.9 million for the year ended December 31, 1997, an increase of 244%. This increase was due primarily to additional advertisers and advertisements delivered, and the impact of additional strategic marketing alliances. Barter transactions accounted for approximately 0.6% and 0.1% of total revenues and 1.9% and 0.3% of advertising and transaction fees for the years ended December 31, 1998 and 1997, respectively.

    DIRECT PRODUCT SALES. Direct product sales increased $2.8 million, to $8.6 million for the year ended December 31, 1998 from $5.8 million for the year ended December 31, 1997, an increase of 47.0%. However, revenues from direct product sales decreased $1.0 million, to $4.0 million for the six months ended December 31, 1998 from $5.0 million for the six months ended December 31, 1997, a decrease of 20.1%. This decline reflects our strategic decision during the first quarter of 1998 to narrow the range of our direct product sales activities and of the types of products offered to our subscribers. Instead, we decided to concentrate on forming strategic marketing alliances and developing other uses for our advertising inventory that we believed would be likely to generate revenues with higher margins than direct product sales.

    COST OF REVENUES

    Total cost of revenues increased $8.5 million, to $17.0 million for the year ended December 31, 1998 from $8.5 million for the year ended December 31, 1997, an increase of 99.3%. This increase was due primarily to increases in costs associated with billable services and with advertising and transaction fees.

    BILLABLE SERVICES. Cost of revenues related to billable services increased approximately $4.6 million, to $5.6 million for the year ended December 31, 1998 from $1.1 million for the year ended December 31, 1997, an increase of 433%. This increase is primarily due to the costs of providing our billable premium services. Costs related to the provision of these billable premium services, principally customer service, technical support and telecommunications expenses, accounted for 58.0% of the total costs of revenues related to all billable services during 1998 and accounted for a majority of the increase. Cost of revenues related to billable services as a percentage of total billable services revenues increased to 84.4% for the year ended December 31, 1998 from 76.8% for the year ended December 31, 1997. This increase was principally related to the introduction of billable premium services, the relatively high percentage of subscribers to these services who were in their initial months, and the higher costs incurred in the early stages of a subscriber's life cycle. We believe that customer service and technical support costs are substantially higher in the initial months following sign-up than during later months. We also incurred significant startup costs associated with training customer service and technical support representatives and with developing processes necessary to support the subscriber base and its anticipated future growth.

    ADVERTISING AND TRANSACTION FEES. Cost of revenues for advertising and transaction fees increased approximately $2.1 million, to $3.7 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997, an increase of 125%. This increase was principally due to additional advertisers and advertisements delivered and the impact of additional strategic marketing alliances. The cost of revenues for advertising and transaction fees as a percentage of advertising and transaction fees revenue improved to 57.7% for the year ended December 31, 1998 from 88.5% for the year ended December 31, 1997. This improvement is primarily due to economies of scale associated with higher volumes of ad production, decreased telecommunications rates, faster average connection speeds, and improvements in our production and distribution methods.

    DIRECT PRODUCT SALES. The cost of revenues for direct product sales increased $1.8 million, to $7.6 million for the year ended December 31, 1998 from $5.8 million for the year ended December 31, 1997, an increase of 31.6%. This increase corresponds to the increase in merchandise sold. The cost of revenues for direct product sales as a percentage of direct product sales revenue improved to 88.7% for the year ended December 31, 1998 from 99.2% for the year ended December 31, 1997. This improvement was primarily due to efficiencies associated with outsourcing various functions rather than performing them internally.

    OPERATING EXPENSES

    OPERATIONS, FREE SERVICE. Expenses associated with operations, free service decreased $1.7 million, to $9.4 million for the year ended December 31, 1998 from $11.1 million for the year ended December 31, 1997, a decrease of 15.3%. This decrease was primarily due to declining telecommunications rates and increasing connection speeds resulting from the use of faster modems by a portion of our subscriber base. These cost savings were partially offset by an increase in the number of subscribers connecting in a given month.

    SUBSCRIBER ACQUISITION.  Subscriber acquisition costs increased
$2.2 million, to $5.3 million for the year ended December 31, 1998 from $3.1 million for the year ended December 31, 1997, an increase of 69.9%. This increase is primarily due to direct mail and advertising costs incurred to acquire subscribers to our free basic service in the first half of 1998, ad production and transmission costs associated with soliciting basic service subscribers to upgrade to our billable premium services starting in July 1998, and costs incurred during the second half of 1998 to prepare for the large-scale marketing activities planned for 1999. The increase in these costs was partially offset by a decrease in expenses related to referral bounties as various agreements that called for bounty payments expired or were terminated. As a percentage of revenues, subscriber acquisition costs improved to 24.6% in 1998 from 34.5% in 1997. This improvement was primarily due to the relatively larger 1998 revenues.

    SALES AND MARKETING. Sales and marketing costs decreased $1.0 million, to $11.6 million for the year ended December 31, 1998 from $12.6 million for the year ended December 31, 1997, a decrease of 8.0%. This decrease is primarily due to reductions in the level of trade advertising we undertook in 1998 as well as to cost savings associated with our decisions to close our regional ad sales offices and to narrow the range of our direct product sales activities. We reduced the headcount assigned to our direct product sales activities, as well as inventory risk, primarily by outsourcing substantially all of the procurement, warehousing, fulfillment, billing and customer service aspects of this initiative. In each of the first and second quarters of 1998, sales and marketing expenses include charges of approximately $300,000 relating to inventory write-offs, severance pay, and lease termination costs. As a percentage of revenues, sales and marketing costs improved to 53.4% in 1998 from 139% in 1997. This percentage decrease was primarily due to our relatively larger 1998 revenues.

    PRODUCT DEVELOPMENT. Product development costs increased approximately $2.5 million, to $7.3 million for the year ended December 31, 1998 from $4.9 million for the year ended December 31, 1997, an increase of 51.1%. This increase is primarily due to the costs associated with establishing development operations in Hyderabad, India, a project we initiated in the fourth quarter of 1997. Product development costs in 1998 related primarily to the continued development of our billable subscription services and of various pieces of software.

    GENERAL AND ADMINISTRATIVE.  General and administrative costs decreased
$0.1 million, to $2.8 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997, a decrease of 4.7%. This decrease is primarily due to reduced personnel and related overhead costs, lower professional fees, and cost containment programs. As a percentage of revenues, general and administrative costs improved to 12.7% for the year ended
December 31, 1998 from 31.9% for the year ended December 31, 1997. This improvement was primarily due to the increase in revenues for the year ended December 31, 1998.

    INTEREST INCOME, NET. Interest income, net decreased $199,000, to $44,000 for the year ended December 31, 1998 from $243,000 for the year ended
December 31, 1997, a decrease of 81.9%. This decrease is primarily due to interest payments for borrowings and increased capital lease obligations, partially offset by interest income earned on higher average cash balances during 1998. Interest income, net includes interest expense of $537,000 and $243,000 for the years ended December 31, 1998 and 1997, respectively.

QUARTERLY RESULTS OF OPERATIONS DATA

    The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2000, as well as the same data expressed as a percentage of our total revenues for the periods indicated. In our opinion, this unaudited information has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere herein, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below for fair presentation of the unaudited quarterly results of operations data. The quarterly data should be read in conjunction with the consolidated financial statements and the notes to these statements appearing elsewhere herein. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                         THREE MONTHS ENDED
                                       ---------------------------------------------------------------------------------------
                                       DEC. 31,   SEPT. 30,   JUN. 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUN. 30,   MAR. 31,
                                         2000       2000        2000       2000       1999       1999        1999       1999
                                       --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Billable services................  $ 19,784   $ 18,962    $ 18,429   $ 16,736   $ 13,016   $  8,654    $  7,069   $ 5,806
    Advertising and transaction
      fees...........................    10,509     11,105      10,685      6,409      4,327      3,367       2,703     2,265
    Direct product sales.............        --         78         439        902        712      1,083       1,350     1,649
                                       --------   --------    --------   --------   --------   --------    --------   -------
      Total revenues.................    30,293     30,145      29,553     24,047     18,055     13,104      11,122     9,720
                                       --------   --------    --------   --------   --------   --------    --------   -------
  Cost of revenues:
    Billable services................    12,297     12,130      12,557     12,040      8,831      5,960       5,481     4,678
    Advertising and transaction
      fees...........................     1,929      2,174       2,262      1,750      1,313      1,120       1,162     1,080
    Direct product sales.............        --         74         414        856        599        988       1,165     1,424
                                       --------   --------    --------   --------   --------   --------    --------   -------
      Total cost of revenues.........    14,226     14,378      15,233     14,646     10,743      8,068       7,808     7,182
                                       --------   --------    --------   --------   --------   --------    --------   -------
  Operating expenses:
    Operations, free service.........    10,888     11,773       9,506      6,144      1,617      1,464       1,771     1,846
    Subscriber acquisition...........     8,717     24,874      38,119     44,751     16,003     15,028      13,920     2,700
    Sales and marketing..............     3,870      5,010       5,610      3,615      3,348      3,180       2,716     2,312
    Product development..............     2,249      2,470       3,100      2,463      1,809      1,592       1,977     1,854
    General and administrative.......     2,902      2,139       2,486      1,776      1,645      1,284         982       704
                                       --------   --------    --------   --------   --------   --------    --------   -------
      Total operating expenses.......    28,626     46,266      58,821     58,749     24,422     22,548      21,366     9,416
                                       --------   --------    --------   --------   --------   --------    --------   -------
      Loss from operations...........   (12,559)   (30,499)    (44,501)   (49,348)   (17,110)   (17,512)    (18,052)   (6,878)
  Interest income, net...............       974      1,163       1,650      1,722      1,382      1,430         795       111
                                       --------   --------    --------   --------   --------   --------    --------   -------
      Net loss.......................  $(11,585)  $(29,336)   $(42,851)  $(47,626)  $(15,728)  $(16,082)   $(17,257)  $(6,767)
                                       ========   ========    ========   ========   ========   ========    ========   =======

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUN. 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUN. 30,   MAR. 31,
                                            2000       2000        2000       2000       1999       1999        1999       1999
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
PERCENTAGE OF REVENUES:
  Revenues:
    Billable services..................      65.3%      62.9%       62.4%      69.6%      72.1%      66.0%       63.6%      59.7%
    Advertising and transaction fees...      34.7       36.8        36.2       26.7       24.0       25.7        24.3       23.3
    Direct product sales...............        --        0.3         1.5        3.8        3.9        8.3        12.1       17.0
                                           ------     ------      ------     ------     ------     ------      ------     ------
      Total revenues...................     100.0      100.0       100.0      100.0      100.0      100.0       100.0      100.0
                                           ------     ------      ------     ------     ------     ------      ------     ------
  Cost of revenues:
    Billable services..................      40.6       40.2        42.5       50.1       48.9       45.5        49.3       48.1
    Advertising and transaction fees...       6.4        7.2         7.7        7.3        7.3        8.5        10.4       11.1
    Direct product sales...............        --        0.2         1.4        3.6        3.3        7.5        10.5       14.7
                                           ------     ------      ------     ------     ------     ------      ------     ------
      Total cost of revenues...........      47.0       47.7        51.5       60.9       59.5       61.6        70.2       73.9
                                           ------     ------      ------     ------     ------     ------      ------     ------
  Operating expenses:
    Operations, free service...........      35.9       39.1        32.2       25.5        9.0       11.2        15.9       19.0
    Subscriber acquisition.............      28.8       82.5       129.0      186.1       88.6      114.7       125.2       27.8
    Sales and marketing................      12.8       16.6        19.0       15.0       18.5       24.3        24.4       23.8
    Product development................       7.4        8.2        10.5       10.2       10.0       12.1        17.8       19.1
    General and administrative.........       9.6        7.1         8.4        7.4        9.1        9.8         8.8        7.2
                                           ------     ------      ------     ------     ------     ------      ------     ------
      Total operating expenses.........      94.5      153.5       199.0      244.3      135.3      172.1       192.1       96.9
                                           ------     ------      ------     ------     ------     ------      ------     ------
      Loss from operations.............     (41.5)    (101.2)     (150.6)    (205.2)     (94.8)    (133.6)     (162.3)     (70.8)
  Interest income, net.................       3.2        3.9         5.6        7.2        7.7       10.9         7.1        1.1
                                           ------     ------      ------     ------     ------     ------      ------     ------
      Net loss.........................     (38.2)%    (97.3)%    (145.0)%   (198.1)%    (87.1)%   (122.7)%    (155.2)%    (69.6)%
                                           ======     ======      ======     ======     ======     ======      ======     ======

    The following table sets forth selected subscriber data for each of the eight quarters in the year ended December 31, 2000. This data should be read in conjunction with the information appearing elsewhere herein. The selected subscriber data for any quarter are not necessarily indicative of future periods.

                                  DEC. 31,    SEPT. 30,     JUN. 30,    MAR. 31,    DEC. 31,    SEPT. 30,   JUN. 30,    MAR. 31,
                                    2000         2000         2000        2000        1999        1999        1999        1999
                                 ----------   ----------   ----------   ---------   ---------   ---------   ---------   ---------
SELECTED SUBSCRIBER DATA:
Total registered subscriber
  accounts as of(1)............  14,153,000   12,771,000   11,048,000   9,430,000   8,137,000   7,613,000   7,175,000   6,817,000
Active subscriber accounts in
  month ended(2)...............   4,001,000    3,700,000    3,379,000   3,053,000   2,394,000   2,326,000   2,311,000   2,464,000
Active Web-enabled subscribers
  in month ended(3)............   3,587,000    3,251,000    2,876,000   2,358,000     771,000     268,000     160,000     121,000
Billable service accounts as
  of(4)........................     842,000      750,000      730,000     661,000     550,000     400,000     270,000     207,000

------------------------------

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

    We have historically experienced seasonality, with use of Internet services being somewhat lower during the summer and year-end holiday periods. We believe seasonality generally has favorably impacted subscriber acquisition during the first and fourth calendar quarters. See "Item 7A. Risk factors that may affect future results--Juno's business is subject to fluctuations in operating results which may negatively impact the price of our stock."

    Despite the impact of seasonality, our revenues have increased in all quarters presented. We believe that these increases occurred for a number of reasons, including:

    - the overall growth of our business and the industry's growth as a whole;

    - the launch of our billable subscription services on July 22, 1998; and

    - the expansion of our free basic service to provide full Internet access in December 1999.

    There can be no assurance that our revenues will increase in any future quarter; indeed, we currently expect overall revenues to decline in the first quarter of 2001 as compared to the fourth quarter of 2000.

    Operating expenses increased in each quarter through the three months ended June 30, 2000 due principally to aggressive investments in subscriber acquisition and to the expansion of our free service to include full Internet access in December 1999. Both of these actions were taken as part of a strategy to grow our subscriber base. Subscriber acquisition expenses increased due to the costs related to the launch of significant external marketing campaigns that we conducted primarily following the free service expansion. The free service expansion also increased costs due to the provision of full Internet access for free as compared to the cost of providing basic e-mail services, which is reflected in the Operations, free service line of our statement of operations. In quarters subsequent to June 30, 2000, operating expenses have gone down. This is the result of our strategic decision to focus on bringing our expenses more in line with revenues. We took a number of steps to effect this change, including curtailment of cash intensive external marketing campaigns in the quarters ended September 30, 2000 and December 31, 2000 and the adoption of measures late in the quarter ended December 31, 2000 to address excessive resource consumption by heavier users of the free service.

LIQUIDITY AND CAPITAL RESOURCES

    Since our formation, we have financed our operations primarily from funds generated by the sale of equity securities. Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock and $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering. We have incurred significant losses since inception, totaling $279.4 million through December 31, 2000. As of December 31, 2000 we had $55.7 million in cash and cash equivalents.

    Net cash used in operating activities was $109.5 million, $45.1 million and $20.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of approximately $64.4 million in the year ended December 31, 2000 was primarily the result of the cash portion of increased subscriber acquisition expenses, which represented approximately 79% of the overall increase in the net loss. Accounts receivable includes the portion of advertising and transaction fees and billable subscriber fees that have been billed in advance of the performance of all or a portion of the related services and that have not been collected. The portions of accounts receivable related to these fees as of December 31, 2000 and 1999--and the corresponding equal amounts that remained in our deferred revenue liability account balances at such dates--were $3,696 and $2,508, respectively.

    Cash used in operating activities for the year ended December 31, 1999 reflects the purchase of $10.0 million in prepaid advertising that we had the right to use at any time prior to March 2001. At December 31, 2000, $0.9 million of this prepaid advertising remained unused. This remaining prepaid advertising balance was used in January 2001.

    Net cash used in investing activities was $7.7 million, $1.3 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The principal use of cash for the periods presented was for the purchase of fixed assets.

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

    Net cash provided by financing activities was $81.4 million, $129.7 million and 16.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. Financing activities for the year ended December 31, 2000 primarily included $81.1 million in net proceeds we received from our February 2000 follow-on offering of common stock. Financing activities for the year ended December 31, 1999 primarily included $61.9 million of net proceeds received from our March 1999 private placement and $77.3 million of net proceeds from our May 1999 initial public offering of common stock. Financing activities for the year ended December 31, 1998 primarily included $9.1 million from a net of the borrowing and repayments under a note from an affiliated party and $8.5 million of capital contributions. Proceeds of $8.6 million from our March 1999 private placement were used to repay, in full, the note.

    In July 1999, we entered into a credit facility with a bank that provided for borrowings up to $10.0 million. During August 2000, we extended this facility through October 2000. No borrowings were ever made under this facility, and we did not renew the facility subsequent to October 2000.

    On October 6, 2000, we entered into a common stock investment agreement with a private investment fund, The Kingston Limited Partnership, providing for the future issuance and purchase of shares of our common stock. This agreement and a related registration rights agreement constitute what is commonly referred to as an "equity line facility." Under the equity line facility, we may sell, subject to various volume- and price-related limitations, up to $7.5 million of common stock in each of up to 20 drawdown periods of 22 trading days each over the course of a period of up to two years, provided that we cannot sell more than $125 million worth of shares in total under the facility and may in practice only be able to sell a much lower amount. The total number of shares that may be issued under the facility depends on a number of factors, including the market price and trading volume of our common stock during each drawdown period we choose to initiate. Any stock issued to the fund under this facility will generally be purchased at a price equal to 94% of the volume-weighted average price of our common shares on each purchase day. However, the fund will generally not be obligated to purchase shares from us on any day when the purchase price would be less than $2.50 per share, although the fund and we have previously agreed to waive this condition with respect to one drawdown period, and may agree to waive this condition from time to time, in order to allow us to sell shares to the fund at lower prices in the future. We will control the timing and frequency of any sales, subject to the facility's volume-and price-related limitations, and will have no obligation to draw down any minimum amount or number of times. However, the facility may be terminated if we sell no shares to the fund for a period of four consecutive months.

    The common stock investment agreement provides that the equity line will not be available to Juno unless a registration statement is available to permit the fund to resell the shares purchased by it. Juno filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on November 28, 2000 to register the resale by the fund of up to 10,000,000 shares of the common stock that may be issued to it under the equity line facility. The registration statement was declared effective by the SEC on January 23, 2001. As of March 9, 2001 we had sold 317,400 shares and raised net proceeds of $478,000 under this facility.

    As of December 31, 2000, we held a total of $55.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing our reliance on external sources of capital. We continue to place a high value on flexibility, and may well respond on an opportunistic basis to further changes within the industry, but for the time being we expect to continue our recent shift of focus from the aggressive, cash intensive growth of our subscriber base to the reduction of cash outflows and subscriber acquisition investments overall and to the exploration and development of additional potential revenue sources.

    The cash portion of our net loss decreased to approximately $9 million for the three months ended December 31, 2000, from approximately $16 million in the three months ended September 30, 2000. Subscriber acquisition expenses represented the vast majority of our overall net loss and of the cash portion of our net loss. We reduced our subscriber acquisition expenses to $8.7 million during the three months ended December 31, 2000, from $24.9 million during the three months ended September 30, 2000. Evaluating our loss before subscriber acquisition expenses, while not a measurement of financial performance under generally accepted accounting principles, can be a useful way to understand the effect that adjustments to subscriber acquisition costs can have on our cash flow. Loss before subscriber acquisition expenses improved to $2.9 million in the three months ended December 31, 2000, from $4.5 million in the three months ended September 30, 2000. In addition to reducing overall subscriber acquisition expenses, we hope to further reduce the cash portion of our net loss over the coming quarters, in particular by reducing expenses associated with operating our free service, and possibly by reducing discounted promotional pricing for our billable services over time.

    In 2000, we entered into several transactions in which Juno's payment for services rendered may be settled, in whole or in part, through the issuance of our common stock.

    On June 29, 2000, we entered into a subscriber referral agreement with SmartWorld Communications, Inc. and its subsidiaries SmartWorld Technologies, LLC and Freewwweb, LLC. Under the terms of the Freewwweb Agreement, Freewwweb began to refer its subscribers to our Internet access services on July 19, 2000 and is entitled to receive consideration from us for each former Freewwweb subscriber that becomes a new subscriber to our services and subsequently meets certain qualification criteria. Under the terms of the Freewwweb Agreement, such consideration will include cash and may include, at our option, shares of our common stock. The number of shares of our common stock will be based on the closing sale price of our common stock on the dates of issuance. In accordance with the Freewwweb Agreement, we have ceased accepting additional Freewwweb subscribers. We have not yet issued any shares of our common stock to Freewwweb or its affiliates under this agreement. Please see Part I, Item 3 "Legal Proceedings" for additional information concerning this transaction.

    On June 30, 2000, we entered into a subscriber referral agreement with WorldSpy.com, Inc. and NaviPath, Inc. and other parties. In connection with this transaction, we have issued an aggregate of 2,008,303 shares of our common stock. Please see Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" for additional information concerning this transaction.

    On September 18, 2000, we entered into a distribution agreement with Babbage's Etc. LLC. Under the terms of this agreement, Babbage's agreed to distribute our software and will receive periodic compensation from us for each new subscriber generated by such distribution that subsequently meets certain qualification criteria. The compensation received by Babbage's will include shares of our common stock or, at our option, cash. The number of shares of our common stock issuable to

Babbage's will be based on the closing sale price of our common stock on the dates of issuance. We have not yet issued any shares of our common stock to Babbage's under this agreement.

    We may find additional opportunities to issue our equity securities as consideration for subscriber acquisition, telecommunications, or other significant operating costs in the future. We may also seek to sell additional equity or debt securities. If non-cash methods for payment of operating costs are used or additional funds are raised by our issuing equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

    - generate revenues sufficient to cover our operating expenses through the sale of our billable premium services, through the sale of advertising or from other revenue sources;

    - preserve or raise the capital necessary to fund our operations to the extent that they are not profitable;

    - control the cost of providing our free basic service by implementing measures designed to discourage excessive use of this service, and to do so without causing undesirable levels of subscriber attrition;

    - maintain and develop strategic relationships with business partners to advertise their products over our services, particularly in light of ongoing weakness in the market for Internet advertising;

    - cost-effectively implement a marketing strategy to promote awareness of and attract subscribers to the Juno services, should we choose to pursue such a strategy;

    - prevent increases and achieve reductions in the rates we pay for telecommunications services;

    - respond to actions taken by our competitors and the entry of new competitors into our markets;

    - develop and deploy successive versions of the Juno software;

    - operate computer systems and related infrastructure adequate to effectively provide our basic service and our billable premium services;

    - provide technical and customer support to our subscribers in a cost-effective manner;

    - operate broadband Internet access services, whether independently or in collaboration with one or more third parties;

    - manage the billing systems used to invoice subscribers to our billable premium services; and

    - attract, retain and motivate qualified personnel.

    Our business and financial results will depend heavily on the commercial acceptance and profitability of both our free basic service and our billable premium services. If we are unsuccessful in addressing these risks or in executing our business strategy, our business and financial results may suffer.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND MAY NOT EVER BECOME CASH-FLOW POSITIVE OR PROFITABLE

    Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to attract subscribers to and promote awareness of these services and to build our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended
December 31, 1996, $33.7 million for the year ended December 31, 1997,
$31.6 million for the year ended December 31, 1998, $55.8 million for the year ended December 31, 1999, and $131.4 million for the year ended December 31, 2000.

    As of December 31, 2000, our accumulated net losses totaled $279.4 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended
December 31, 1997, $20.9 million for the year ended December 31, 1998, and $45.1 million for the year ended December 31, 1999, and $109.5 for the year ended December 31, 2000.

    At December 31, 2000, $0.9 million remained prepaid for advertising that Juno had the right to display on a third party's media properties. This prepaid amount was used in January 2001.

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

    We may not ever be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Even if we do implement these strategies and address these risks successfully, our business might not ever become cash-flow positive or profitable. Were we to achieve profitability for any particular period, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter.

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

    - the extent to which our reduction in marketing activity to acquire subscribers and promote the Juno brand affects our ability to acquire and retain subscribers;

    - the timing and effectiveness of any revenue sharing arrangements or other strategic alliances into which we enter;

    - the demand for Internet advertising and our ability to collect outstanding receivables from our advertisers;

    - seasonal trends relating to Internet advertising spending;

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

    - changes in operating expenses including, in particular, telecommunications expenses and the cost of providing various types of technical and non-technical customer support to our subscribers; and

    - economic conditions specific to the Internet, as well as general economic and market conditions.

    Since we expect to be heavily dependent on revenues from our billable premium services in the foreseeable future, our revenues are likely to be particularly affected by our ability to recruit new subscribers to our billable premium services, particularly by encouraging users of our free basic service to upgrade to our billable premium services, and our ability to retain subscribers to our billable premium services. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO IMPLEMENT OUR EXISTING FINANCING PLANS OR SECURE ADDITIONAL FINANCING

    Because we expect to continue to incur substantial losses for the foreseeable future, we may need to raise substantial additional funds in the future to fund our operations, including our telecommunications and other service provision costs, subscriber acquisition costs, costs of enhancing or expanding the range of Internet services we offer and costs associated with responding to competitive pressures or perceived opportunities. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional subscribers, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely. In light of our historical and expected losses, we are unlikely to be able to raise significant additional funds through the incurrence of indebtedness. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

    On October 6, 2000, we entered into an equity line facility with The Kingston Limited Partnership pursuant to which we may, subject to certain conditions, be able to issue up to $125 million of our common stock to Kingston over the course of a period of up to two years. However, under our agreement with Kingston, they are not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. In particular, they generally have no obligation to purchase shares to the extent that their purchase price on a given purchase day would be less than $2.50 per share. Since Kingston's purchase price will generally be 94% of our volume-weighted average trading price during a given purchase day, Kingston generally will have no obligation to purchase shares on a given day to the extent that the volume-weighted average trading price of our shares during such day is less than $2.66 per share. Kingston has previously agreed to waive this minimum price condition with respect to one drawdown period, and Kingston may agree to waive this minimum purchase price from time to time in the future to allow Juno to sell common stock to Kingston at prices lower than $2.50 per share but Kingston does not have an obligation to permit such sales, and may grant or deny such waivers in its sole discretion. Even if Kingston does grant such a waiver in a particular case and, at Juno's request, sets a new minimum purchase price lower than $2.50 per share for a given drawdown period, there can be no assurance that Juno will meet such new minimum trading price condition to our ability to draw down funds for all or any portion of such drawdown period.

    In addition to price-related limitations, Kingston generally has no obligation to purchase shares on a given day to the extent that such purchases would exceed specified limitations based on our trading volume. Also, the equity line facility provides that Kingston may not purchase a number of shares that, when added to all other shares purchased under the facility, would exceed 19.99% of the number of shares of our common stock issued and outstanding on October 6, 2000 unless either we obtain stockholder approval of issuances under the facility in excess of that amount, or Kingston is advised by counsel that the rules of the principal market or exchange on which our shares are quoted or listed would permit such an issuance without stockholder approval. As of October 6, 2000, we had a total of 38,944,360 shares of common stock issued and outstanding, 19.99% of which would be 7,784,978 shares.

    We have also entered into several transactions pursuant to which we have the right to pay for goods or services using our common stock, and we may enter into more such transactions in the future. If we raise additional funds, acquire assets, or obtain goods or services through the issuance of equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. The dilutive effect of these issuances will be increased to the extent our share price declines.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND IS LIKELY TO EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS IN THE FUTURE THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT, SUBJECT US TO LITIGATION, CAUSE US TO BE UNABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET, AND MAKE OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US

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

    Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share. A company fails to satisfy this requirement if its closing bid price remains below $1.00 per share for 30 consecutive business days. From time to time our common stock has had a closing bid price below $1.00 per share. There can be no assurance that our bid price will comply with the requirements of the Nasdaq National Market to facilitate continued listing of our common stock on the Nasdaq National Market. If our common stock loses its Nasdaq National Market status, it would most likely trade on the Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. This outcome would be likely to harm the trading price of our common stock. In addition, continued listing on the Nasdaq National Market or listing on the Nasdaq SmallCap Market, American Stock Exchange or New York Stock Exchange is a condition to drawing down funds under the equity line facility.

    In addition, declines in our stock price might harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing, equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services. A low stock price may impair our ability to draw down funds under the equity line facility, because The Kingston Limited Partnership, the purchaser under the equity line facility, is generally not required to purchase shares of our common stock under the facility on a given day if our average stock price during such day is less than $2.66 per share or to the extent that such purchases would exceed specified limitations based on our trading volume.

OUR STOCK PRICE COULD DECLINE AND OUR STOCKHOLDERS COULD EXPERIENCE SIGNIFICANT OWNERSHIP DILUTION DUE TO OUR ABILITY TO ISSUE SHARES UNDER THE EQUITY LINE FACILITY

    Under the equity line facility, we may sell, subject to various restrictions, up to $7.5 million of common stock in each of up to 20 drawdown periods of 22 trading days each over the course of a period of up to two years, provided that we cannot sell more than $125 million in total under the facility and may in practice only be able to sell a much lower amount. The total number of shares that may be issued under the facility depends on a number of factors, including the market price and trading volume of our common stock during each drawdown period we choose to initiate. While we have no obligation to sell any shares under the equity line facility, the facility may be terminated if we sell no shares to Kingston for a period of four consecutive months.

    Because the purchase price of any shares we choose to sell under the equity line facility is based on the average market price of the common stock on the date of purchase, both the number of shares we would have to sell in order to draw down any given amount of funding and the associated ownership dilution experienced by our stockholders will be greater if the price of our common stock declines. The lowest price at which Kingston is obligated to purchase shares from us under the equity line facility is $2.50 per share, although we and Kingston have previously agreed to waive this condition with respect to one drawdown period and may agree to waive this condition from time to time in the future in order to allow us to sell shares to them at lower prices.

    In the event that we were able, in spite of the various restrictions contained in the equity line facility, to draw down the maximum amount under the facility, and if we indeed chose to draw down the full $125 million, and if all sales under the facility occurred at $2.50 per share, then we would need to issue 50,000,000 shares of common stock to Kingston, well in excess of the 41,134,350 shares of our common stock outstanding as of December 31, 2000. If Kingston permitted us to sell shares to them at prices lower than $2.50 per share and we chose to do so, then it is possible that an even greater number of shares could be issued. In general, ownership dilution will increase as the market price for our common stock declines.

    As of January 23, 2001, we have registered 10,000,000 shares of our common stock for sale with the Securities and Exchange Commission in connection with the equity line facility. If issued, these shares would represent 19.56% of our shares outstanding, when added to the number of shares outstanding as of December 31, 2000.

    The perceived risk associated with the possible sale of a large number of shares under the equity line facility--at prices as low as $2.50 per share in the absence of a waiver from Kingston or at even lower prices to the extent such waivers have been requested and granted--could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

WE MAY ISSUE COMMON STOCK TO PAY FOR SERVICES IN TRANSACTIONS THAT CAUSE DILUTION TO OUR STOCKHOLDERS, AND THE DILUTIVE EFFECT OF THESE ISSUANCES WOULD INCREASE TO THE EXTENT THAT OUR STOCK PRICE DECLINES

    In addition to the equity line facility, we have entered into a number of relationships in which we expect to use our common stock to compensate third parties for services performed for us, including subscriber referral services, and we may enter into additional such relationships in the future. In most of these transactions, the payments owed by Juno will be calculated in dollar terms, with Juno having the right to issue an equivalent amount of its common stock in lieu of making cash payments. We currently anticipate that we will exercise those rights to make payments in our common stock where available to us, although we may choose to pay for some or all of such expenses in cash. If the price of Juno common stock should decline, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our stockholders, and potentially impairing our ability to draw down on the equity line facility or execute other financing transactions. Additionally, the third parties to whom we issue common stock will generally have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of these shares in the market, or the perception that such sales could occur.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE

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

THE PROVISION OF FULL WEB ACCESS AS A FEATURE OF OUR FREE BASIC SERVICE CREATES SUBSTANTIAL RISKS

    In December 1999, we expanded our free basic service to include full Internet access, including access to the World Wide Web. We face numerous costs, operational and legal risks, and other uncertainties associated with our provision of free Web access to consumers, including the following:

    - RISK THAT OUR PAYING SUBSCRIBERS WILL CANCEL THEIR BILLABLE SERVICE SUBSCRIPTIONS AND SWITCH TO OUR FREE SERVICE. Since users of our basic service can access the Web for free, some Juno Web subscribers may cancel their billable service subscriptions and switch to the free basic service. If the number of Juno Web subscribers who switch to the free basic service is significant, our business and financial results may suffer.

    - RISK THAT THE NUMBER OF HOURS OUR FREE BASIC SERVICE IS USED, AND THE COST OF PROVIDING THE SERVICE, WILL NOT DECREASE, AND MAY INCREASE. The cost of providing our free basic service is proportional to the amount of time subscribers to the service spend using it to connect to the

      Internet or to Juno's central computers. As users of the service spend more time connected, the costs we incur to provide the service go up. Starting toward the end of 2000, we began implementing measures designed to address disproportionate resource consumption by relatively heavy users of our free basic service, but there can be no assurance that these or any future measures we may implement will be successful in reducing either average connection time per subscriber or aggregate connection time for all users of the service. If aggregate hours of connection time associated with our free basic service do not decline, our business and financial results may suffer.

    - RISK THAT WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM THE SALE OF ADVERTISING ON THE PERSISTENT ADVERTISING AND NAVIGATION BANNER CURRENTLY DISPLAYED WHILE FREE SUBSCRIBERS USE THE WEB, OR THAT PENDING LITIGATION MIGHT REQUIRE US TO PERMANENTLY DISABLE THIS BANNER OR DISCONTINUE ITS USE FOR THE DISPLAY OF THIRD-PARTY ADVERTISING. The display of a persistent advertising and navigation banner to users of our basic service when they use the Web creates a significant amount of advertising inventory. To date, this advertising inventory has not generated significant revenues, even with the efforts of a third party, 24/7 Media, engaged by us to bear primary responsibility for the sale of this inventory in return for a commission. In late 2000, we settled an arbitration proceeding we initiated against 24/7 Media, and the parties agreed to a restructured, non-exclusive relationship without future guaranteed minimum payments to Juno.

      Additionally, in connection with a patent infringement action brought against us by NetZero, Inc., we have discontinued the display of third-party advertisements in the persistent advertising and navigation banner as of January 12, 2001, pursuant to a temporary injunction entered by the court. The injunction is expected to remain in effect through March 29, 2001, and may be extended thereafter. If NetZero ultimately succeeds in its infringement action, we may be permanently prohibited from utilizing our advertising and navigation banner for the display of third-party advertising or possibly for any purpose, including the promotion of Juno's own premium billable services and the differentiation of our free basic service from our premium billable services.

      There can be no assurance that, in the future, we will be able to continue the use of the advertising and navigation banner on our free basic service, or, that if we are permitted to do so, we will be able to generate significant revenues from the sale of advertising inventory on this banner, either through 24/7 Media, any other third-party sales agent, or our own internal sales organization. If we are unable to sell this inventory or to do so at favorable rates, our advertising revenues could suffer.

WE MAY EXPERIENCE CONTINUED INCREASES IN OUR TELECOMMUNICATIONS COSTS

    Our telecommunications costs represent one of the most significant expenses of providing our services, and they may continue to increase, especially if overall use of the Web by our subscribers increases. When using e-mail, subscribers generally need to be connected to our central computers only for the relatively short period of time required to send e-mail they have written or download e-mail that has been sent to them. However, when using the Web, or when using e-mail while connected to the Web, a subscriber remains continuously connected to the Internet for the entire duration of the session. Since we purchase telecommunications resources on a metered basis based on hours of connection time, the longer connections associated with accessing the Web generate significantly higher expenses than the shorter connections generally associated with downloading or uploading e-mail messages. Starting toward the end of 2000, we began implementing measures designed to reduce the amount of time heavier users of our free basic service spend connected, but there is a substantial risk that our efforts will not result in significant reductions in the overall telecommunications resources consumed by users of our free basic service. Additionally, since some of our telecommunications agreements include tiered pricing arrangements under the terms of which our rates increase if usage declines below specified levels, even a significant reduction in per-subscriber telecommunications consumption might fail to result in proportional savings to Juno.

    Furthermore, we have experienced significant increases in the amount of time that users of our billable premium services spend connected to the Web. We believe this trend is likely to continue and may accelerate, potentially causing overall connection time by Juno subscribers and/or connection time per Juno subscriber to increase, even if we are successful at reducing connection time per subscriber to the free basic service. Accordingly, this trend could be expected to increase our telecommunications costs both on an absolute and a per-subscriber basis, unless we are able to achieve corresponding reductions in our telecommunications rates. If we were to attract new subscribers to our services, our telecommunications costs would increase still further on an absolute basis. We cannot assure you that we will be able to achieve adequate reductions in our per-subscriber telecommunications costs, or any such reductions, and if we are unable to achieve such reductions, our business and financial results will suffer.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES

    We have taken steps to protect our intellectual property rights, but we cannot be certain that our efforts will be adequate to safeguard our rights to technology we have developed. Disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights or possibly the loss of our ability to operate our business entirely.

    On December 26, 2000, NetZero, Inc. filed an action in the United States District Court for the Central District of California, alleging that Juno has infringed U.S. Patent No. 6,157,946. NetZero has alleged that the persistent advertising and navigation banner used on Juno's free service, along with other elements of Juno's service, infringes the patent. NetZero is seeking unspecified monetary damages, attorneys fees, and various forms of preliminary and permanent injunctive relief, including a prohibition on Juno's continuing to offer its free service in its current form. On January 5, 2001, the court granted an interim temporary restraining order prohibiting Juno from displaying third-party advertisements in the persistent advertising and navigation banner displayed to users of Juno's free service. This order is expected to remain in effect until March 29, 2001, at which time we expect the court to hold a preliminary injunction hearing to determine whether to extend, modify, or terminate the interim order. The court has scheduled a trial commencing in July 2001. If, as a result of this dispute, we were required to permanently discontinue our display of third-party advertising on the advertising and navigation banner, our advertising revenues could be materially harmed. If we were further required to discontinue our use of the persistent advertising and navigation banner entirely, the presence of this device as a differentiating feature between our free service and our premium services, as well as our ability to use the banner to promote our billable premium services, would be eliminated, and our ability to upgrade users to and retain users in our billable premium services would be impaired. If we were required to cease providing our free service in its current form, our financial results and our business prospects could be materially adversely affected. We intend to defend our interests vigorously in this matter.

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

OUR ABILITY TO CAUSE OUR FREE BASIC SERVICE SUBSCRIBERS TO UPGRADE TO OUR BILLABLE PREMIUM SERVICES IS UNCERTAIN. IF THE NUMBER OF SUBSCRIBERS UPGRADING TO OUR BILLABLE SERVICES FALLS SHORT OF OUR GOALS, OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER

    Our business strategy contemplates that some of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying increasingly on this migration as a major source of subscribers to our billable premium services. Since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. There is a risk that repeated exposure to these advertisements could cause their effectiveness to decline. As a result, such advertisements may prove insufficient to generate growth in or maintain the size of our billable subscriber base. We expect that it will become more difficult and expensive over time to effectively market our premium services to users of our free basic service. Accordingly, the rate at which users of the free basic service upgrade to our billable premium services may decline. If our marketing techniques fail to generate an adequate conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly or indirectly into our billable premium services is greater than expected, if diminished capital resources require us to curtail even further our use of external marketing channels, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results will suffer.

OUR MARKETING RESOURCES MAY BE INSUFFICIENT TO GENERATE NEW SUBSCRIBERS OR AWARENESS OF OUR SERVICES

    In light of our objective of preserving cash resources, we have significantly reduced our marketing activities in recent quarters, and we may reduce such activities further in the future. Any marketing activities we do engage in may not be sufficient to increase or maintain either the size of our subscriber base or awareness of our services. Many of our competitors have greater financial resources than we do and have undertaken significant advertising campaigns. We cannot predict the timing, the type, or the extent of future advertising activities by our competitors. It is possible that marketing campaigns undertaken by our competitors will have an adverse effect on our ability to retain or acquire subscribers. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers to our services, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results may suffer.

OUR SUBSCRIBER COUNT MAY DECLINE AND OUR BUSINESS MAY SUFFER AS A RESULT OF CONTINUED REDUCTIONS IN OUR SUBSCRIBER ACQUISITION ACTIVITIES

    We may not succeed in acquiring or retaining a sufficiently large subscriber base for our free basic service and our billable premium services. To acquire new subscribers, we have historically relied on a number of cash-intensive distribution channels for our free proprietary software that enables subscribers to use our services. The most significant channel has been the use of direct mail to circulate diskettes or CDs containing our software to large numbers of prospective subscribers. We have suspended substantially all use of direct mail for subscriber acquisition, and although our plans could change in response to any of a number of factors, we do not currently expect to increase its use in the near future. We have also reduced our use of other subscriber acquisition channels, particularly channels that require significant cash expenditures, and currently plan to reduce subscriber acquisition activities further in the future. We have undertaken some alternative subscriber acquisition activities that entail the expenditure of lesser amounts of cash, including stock-based subscriber referral agreements with two former Internet access providers, WorldSpy and Freewwweb, and with a retailer of computer software, Babbage's. However, there can be no assurance that we will choose to pursue such opportunities in the future, that we will be successful in identifying or exploiting additional such opportunities if we do choose to pursue them, or that the number of subscribers generated by any such opportunities we do identify and exploit will be sufficient to grow, or even to maintain the size of, our subscriber base. Additionally, there is a risk that declines in the trading price of our common stock will adversely affect the willingness of potential counterparties to accept Juno common stock as an alternative to cash consideration in connection with such opportunities. To the extent that alternative subscriber acquisition methods we employ involve the issuance of Juno common stock as consideration, existing stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock.

DIFFICULTY RETAINING SUBSCRIBERS TO OUR SERVICES, AS WELL AS SUBSCRIBER ATTRITION CAUSED BY MEASURES WE HAVE IMPLEMENTED TO DISCOURAGE DISPROPORTIONATE USAGE OF OUR FREE SERVICE BY OUR HEAVIEST USERS, MAY CAUSE OUR BUSINESS TO SUFFER

    Our business and financial results are dependent on, among other things, the number of subscribers to our services. Among other things, our number of active subscribers has a significant impact on the number of advertising impressions we have available to sell, and on how many billable service subscribers we can potentially acquire by soliciting users of our free service. Each month, a significant number of subscribers to our billable premium services choose to cancel the service. In addition, each month a significant number of subscribers to our free basic service become inactive. It is easy for Internet users to switch to competing providers, and we believe that intense competition has caused, and may continue to cause, many of our subscribers to switch to other services. In addition, new subscribers may decide to use our services only out of curiosity regarding the Internet, or to take advantage of free or low-cost introductory offers for our billable premium services, and may later discontinue using our services.

    Furthermore, we have recently begun implementing certain measures designed to encourage the heaviest users of our free service to alter their usage patterns, upgrade to one of our billable services, or generate additional revenues in some other way that might help us cover the higher costs they cause us to incur. While the details of these measures may change over time, these measures currently include, but may or may not be limited to, the display of additional advertising to heavier users and the prioritization of access to our free service according to usage levels, among other factors. Such prioritization mechanisms currently make it more difficult for the heaviest users of our free service to establish and maintain a Web connection through Juno's free service, particularly during those hours when overall usage tends to be highest, than is expected to be the case for free subscribers whose usage patterns are more typical. As a result of these measures, we are likely to experience at least some degree, and possibly a substantial amount, of incremental subscriber attrition. We are unable to predict the amount of such attrition we might experience overall, or the extent to which it might involve subscribers other than those heavier users to whom we currently expect to target these measures. In the event such measures were to result in a significant decrease in the size of Juno's subscriber base, and particularly to the extent such attrition were to involve subscribers other than the targeted groups, such measures could cause our business and financial results to suffer. Furthermore, we may at some point in the future charge a fee for our basic service or cap the amount a subscriber may use this service in a given period, or increase the fees we charge subscribers to our billable premium services. If we were to implement such changes, we might lose a significant number of subscribers and our business and financial results could suffer.

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

SOME USERS OF OUR FREE BASIC SERVICE MAY BE UNABLE TO ACCESS THE WEB

    In order to obtain access to the Web, users of our free basic service must be equipped with a version of our software at least as recent as version 4.0, as well as a recent version of Microsoft Internet Explorer, the Web browsing software that our free basic service requires. At December 31, 2000, approximately 10% of active users of our free basic service used versions of our software older than version 4.0. Although we hope to upgrade such users' software to a more recent version automatically by downloading the newer version to their computer during one of their connections, technical constraints prevent us from completing automatic upgrades for users of the oldest versions of our software. Instead, these users must choose to install the current version of our software and, in some cases, would need to be sent a copy of the software by mail before they could complete this process. Approximately 3% of our free basic service users currently use a version of the Microsoft Windows operating system older than Windows 95, and cannot upgrade to a current version of the Juno software unless they upgrade to a more current version of Windows. There is a risk that some portion of our basic service user base will never upgrade to a current version of the Juno software and will be unable to access the Web through our free basic service.

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

INTENSE COMPETITION EXISTS IN THE MARKET FOR INTERNET SERVICES

    We may not be able to compete successfully against current or future competitors, and the competitive pressures that we face may cause our business and financial results to suffer. We believe that the primary competitive factors determining success in these markets include effective marketing to promote brand awareness, a reputation for reliability and service, effective customer support, pricing, easy-to-use software and geographic coverage. Other important factors include the timing and introduction of new products and services as well as industry and general economic trends. The market for Internet services has begun to consolidate, and we expect competition to increase as some of our competitors grow larger through consolidation or begin to bundle Internet services with other products and services. Our current and potential competitors include many large national companies that have substantially greater market presence and financial, technical, distribution, marketing and other resources than we have. This may allow them to devote greater resources than we can to subscriber acquisition activities and to the development, promotion and distribution and sale of products and services.

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

    In the near term, however, we will increase the prices we charge at least some subscribers to our billable premium services, in an effort to increase our billable services revenue and profitability. Such price increase can be expected to result in subscriber attrition, possibly to an extent sufficient to cause overall revenues from billable services to decline, and these outcomes could cause our business and financial results to suffer.

    In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

    - National providers of Internet access such as AOL Time Warner, Earthlink, and Microsoft, including some companies, such as Bluelight.com and NetZero, that offer some level of Internet access for free;

    - Numerous independent regional and local Internet service providers that may offer lower prices than most national Internet service providers;

    - Various national and local telephone companies such as AT&T, MCI WorldCom Communications and Pacific Bell, a division of SBC Telecom;

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

WE RELY ON REVENUES FROM ADVERTISING AND ELECTRONIC COMMERCE AND THESE REVENUES HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY CONTINUED WEAKNESS IN THE MARKET FOR INTERNET ADVERTISING.

    With respect to the generation of advertising and electronic commerce revenue, we compete with many of the market participants listed above as well as with various advertising-supported Web sites, including portal sites such as Yahoo! and Lycos, content sites such as CNET and CNN.com, and interactive advertising networks and agencies such as DoubleClick and 24/7 Media. We also compete with traditional media such as print and television for a share of advertisers' total advertising budgets. If advertisers perceive the Internet to be a limited or ineffective advertising medium or perceive us to be less effective or less desirable than other Internet advertising vehicles, advertisers may be reluctant to advertise on our services.

    In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by continuing and significant reduction in demand, the reduction or cancellation of advertising contracts, a significant increase in uncollectible receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or ceased operations or filed for bankruptcy protection, or may be expected to do so. The impact of these trends is exacerbated in Juno's case because of the large percentage of Juno's advertisers that are Internet-related companies. If demand for Internet advertising in general or our advertising inventory in particular does not increase or declines further, if our advertisers reduce or cancel their contracts with us or if we are unable to collect amounts they owe us for contracts we fulfill, our business and financial results may suffer.

OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE

    Our competition has increased and is likely to continue to increase. We believe this will probably happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Many market participants offer services similar to one or more of the services we provide. Other market participants may introduce free or billable Internet services that compete with ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. In the past, we have formed several such relationships, and did not find them effective as a means of attracting new subscribers to our services. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Increasing competition could result in increased subscriber attrition. It could also put pressure on us to increase our spending for sales and marketing and for subscriber acquisition and retention activities at a time when we may not have adequate cash resources to devote to such activities. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position--, or, alternatively, could cause our marketplace position to suffer if, as we currently believe is more likely, we were to increase the prices we charge at least some subscribers to our billable services. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

OUR STRATEGIC MARKETING ALLIANCES AND OTHER SOURCES OF ADVERTISING REVENUE ARE CONCENTRATED IN THE INTERNET INDUSTRY, MAKING US VULNERABLE TO DOWNTURNS EXPERIENCED BY OTHER INTERNET COMPANIES OR THE INTERNET INDUSTRY IN GENERAL

    In the quarter ended December 31, 2000, we derived approximately 70% of our advertising revenue from strategic marketing and advertising relationships with other Internet companies. At the current time, we believe that some of these companies may be having difficulty generating operating cash flow or raising capital, or are anticipating such difficulties, and are electing to scale back the resources they devote to advertising, including on our services. Other companies in the Internet industry have depleted their available capital, and have ceased operations or filed for bankruptcy protection or may be expected to do so. Difficulties such as these may affect the total amount of advertising inventory we can sell, and may continue to affect our ability to collect revenues or advances against revenues from our existing partners or advertisers as such amounts become due. An increasing number of our strategic marketing partners and advertisers, including some with agreements providing for minimum guaranteed payments, have either already defaulted on periodic payments due to us, or informed us that they will not meet their obligations. If the current environment for Internet advertising does not improve, our business and financial results may suffer.

    In September 1999, Juno entered into an agreement with News America Digital Publishing, an affiliate of News Corporation, under which Juno received revenues for displaying Fox-branded news, sports, entertainment and business content on the Juno Web site. This agreement has been terminated by News America Digital Publishing, effective February 15, 2001.

WE ARE DEPENDENT ON STRATEGIC MARKETING ALLIANCES AS A SOURCE OF REVENUES AND OUR BUSINESS COULD SUFFER IF ANY OF THESE ALLIANCES IS TERMINATED

    We have strategic marketing alliances with a number of third parties, and most of our strategic marketing partners have the right to terminate their agreements with us on short notice. The number of terminations of various types of advertising contracts by our partners increased over the course of 2000. In light of the concentration of our advertisers within the Internet industry, we expect that this trend will continue in 2001, which could cause our business and financial results to suffer, especially if such terminations are coupled with a refusal to pay amounts owed to Juno at the time of termination. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreements with equally beneficial arrangements. We also expect that we will not be able to renew all of our current agreements when they expire and that, to the extent we are able to renew some or all, that we may not be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE MARKET FOR INTERNET ADVERTISING CONTINUES TO CONTRACT OR FAILS TO RECOVER

    Our business and financial results are dependent on the use of the Internet as an advertising medium. Internet-based advertising accounts for only a small fraction of all advertising expenditures, and we cannot be sure that Internet-based advertising will ever grow to account for a substantial percentage of total advertising spending or when an increase might occur. Our business may suffer if the market for Internet-based advertising continues to contract or fails to recover. Our business also may suffer if users install "filter" software programs that limit or prevent advertising from being delivered to their computers. Widespread adoption of this type of software could harm the commercial viability of Internet-based advertising.

    Sales of advertising space on our services represent an important revenue source for us. Competition for Internet-based advertising revenues is intense, and this competition, together with an increase in the amount of advertising space available overall on the Internet, has resulted in significant price erosion over time, which may continue. We cannot assure you that we will be successful in selling advertising or capturing a significant share of the market for Internet-based advertising. We also cannot assure you that we will be able to sell advertising at the rates we currently project, and it may become necessary to lower the rates for advertising space on our services.

    We currently rely primarily on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. We also rely on third-party relationships in which Juno receives revenue in return for displaying advertising sold by a third party or in which Juno is compensated for delivering viewers to Web pages on which ads sold by a third party are displayed. These arrangements include a relationship with LookSmart Ltd., under the terms of which LookSmart provides Internet search and directory features to our subscribers through our Web portal site, and we are entitled to receive payments based on the volume of Web pages viewed by users of these features. We cannot be sure that our users will find the services provided by LookSmart useful, or that they will utilize LookSmart's search and directory features in a manner that generates significant revenue to Juno, or that our relationship with LookSmart will continue in its current form or at all. If use of the LookSmart features is less than projected or if Juno's relationship with LookSmart is either terminated or modified in ways that are unfavorable to us, our business and financial results may suffer. In recent quarters, we have experienced difficulties in achieving our projected level of advertising sales. If our internal sales organization or any third-party sales agents we might rely on are not able to accomplish our sales objectives, then our business and financial results may suffer.

    Additionally, as of January 12, 2001, in connection with a patent infringement action brought against us by NetZero, Inc., we have, pursuant to a temporary order entered by the court, discontinued the display of third-party advertisements in the persistent advertising and navigation banner displayed to users of our free basic service when they use the Web. The order will remain in effect through March 29, 2001, and possibly thereafter. If NetZero ultimately succeeds in its infringement action, we may be permanently prohibited from utilizing our advertising and navigation banner as an additional source of advertising inventory. There can be no assurance that, in the future, we will be able to continue the use of the advertising and navigation banner in any fashion, or that, if we are permitted to do so, we will be able to generate significant revenues from the sale of advertising inventory on this banner, either through a third-party sales agent or our own internal sales organization. If we are unable to sell this inventory or to do so at favorable rates, our advertising revenues could be materially adversely affected. Furthermore, if Internet-based advertising continues to contract or fails to recover or if we are unable to capture a sufficient share of Internet-based advertising, our business and financial results may suffer.

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

    We are also at risk due to fundamental changes in the way that Internet access may be provided in the future. Currently, consumers access Internet services primarily through computers connected by telephone lines. Broadband connections, however, allow significantly faster access to the Internet than is possible using the telephone-based analog modems currently used by most of our subscribers. In many regions, cable television companies, local and long distance telephone companies, and wireless communications companies, have begun to provide Internet access. These competitors may include Internet access in their basic bundle of services or may offer Internet access for a nominal additional charge. We have begun to enter into arrangements with providers of broadband connections to allow the delivery of our services over distribution channels they own or control. However, the majority of our broadband relationships are at a developmental, trial, or initial implementation stage and the associated services are used by a negligible number of subscribers at the current time. Moreover, only a portion of our subscriber base is currently served by broadband providers with which we have existing agreements. In other segments of our market, there is a risk that we may be unable to offer our subscribers high-speed Internet access. In the future, we might also be prevented from delivering high-speed Internet access through networks controlled by competitors of ours, or from doing so on a cost-effective basis.

    Even if we are not prevented from delivering our Internet services through the broadband connections owned by other companies, the delivery of our Internet services using broadband technology is subject to significant risks and uncertainties, and we may be unable to adapt to the challenges posed by broadband technologies.

    We may also have to modify the means by which we deliver our Internet services, in which case we would incur significant costs. If consumers adopt alternative forms of Internet access that provide a continuous connection to the Internet rather than relying on a series of separate dial-up connections, then any competitive advantage that we currently realize because our technology minimizes connect time may diminish. If other companies are able to prevent us from delivering our Internet services through the wire, cable or wireless connections that they own, if we are unable to adapt to the challenges posed by broadband technologies or if we incur significant costs without generating sufficient revenues, our business and financial results may suffer.

AS THE MARKET FOR BROADBAND SERVICES EXPANDS, OUR BUSINESS MAY BE HARMED IF WE CANNOT PROVIDE COMPETITIVE BROADBAND SERVICES

    Juno Express, our billable broadband service, delivers Internet access at broadband speeds, currently through the use of DSL and mobile wireless technologies. Juno Express currently accounts for an extremely small percentage of our active subscriber base and may never account for a material percentage. If broadband services increase in popularity and we are not successful at rolling out or expanding our broadband services, our business and financial results may suffer.

    To date, we have found Juno Express to be a costly service to market and to operate, due in part to factors such as unfamiliarity on the part of consumers, unavailability to large portions of our subscriber base, installation difficulties, relatively high retail price points, and high operating costs, among others. There can be no assurance that we will be successful in addressing any of these issues.

    Consumers who wish to subscribe to the DSL version of Juno Express currently must go through a complex installation process, for which we are dependent on the performance of the local telephone company. We are also currently dependent on the performance of a national supplier of DSL services, Covad Communications, with whom we have chosen to partner for the delivery of Juno Express using DSL technology. If our relationship with Covad is unsuccessful or is terminated, if Juno and Covad are unable to coordinate effectively with local telephone companies, if difficulties associated with the installation process cause subscribers to cancel their DSL orders, or if other factors delay or otherwise hinder our ability to expand beyond the markets in which the service is currently available or prevent us from continuing to offer service in our current markets, or if these or other factors affect our ability to deliver DSL-based services in a timely and cost-effective fashion, then our business and financial results may suffer.

    In addition to the DSL service described above, we currently offer a Juno Express mobile wireless service powered by Metricom's Ricochet technology. This service is currently being offered in only 14 markets, and there can be no assurances that the performance or availability of this service will be acceptable to us or to our subscribers, that Metricom will be able to continue providing this service in its current markets or expand the service into additional markets, or that Metricom will have the capital resources to continue operating the Ricochet service at all beyond the middle of 2001. Use of this service requires subscribers to purchase and install special hardware, in connection with which we are dependent on a third party that must coordinate installation and activation with Metricom. If Metricom discontinues offering the Ricochet service, it is unlikely that Juno could provide a substitute mobile wireless service to its subscribers.

    Although we have begun to make arrangements for the provision of the Juno Express service over other broadband platforms, the relationships on which such expansion depends are new and are subject to significant risks and uncertainties. We have entered into preliminary agreements with AT&T Broadband, Comcast, and Time Warner Cable to test the provision of Internet services over their cable systems, initially in small-scale, single-city trials. In the case of AT&T Broadband and Comcast, there is a significant risk that our partners will not succeed in renegotiating existing agreements under which Excite@Home has the exclusive right to provide high-speed broadband services over these partners' cable systems through June 2002. If they are unsuccessful, we will not be able to offer Juno Express over their cable systems at speeds above 128kbps until July 2002 at the earliest. Additionally, we may find that offering Juno Express over cable systems requires us to incur levels of operating expense that make broad expansion of these relationships unfeasible or unattractive to us. Conversely, if we enter into agreements with these or other partners that require us to undertake such broad expansion, the cost of performing our obligations under such agreements might prove prohibitive. We may find that we are unsuccessful in attracting a significant number of subscribers through these relationships, especially in light of competitive services that are expected to be offered through the same platforms.

There are also risks that either of these companies could exercise rights to terminate their relationship with Juno or simply choose not to expand such relationships beyond the initial test stage.

    We have entered into an arrangement that allows us to offer Juno Express through broadband satellite services provided by Hughes, but we do not currently expect to offer this service in the foreseeable future. There are significant risks and uncertainties associated with this arrangement, including risks that additional technical development may be required, that the service may prove unattractive to our customers, and that the pricing of the service may not be competitive with other broadband services.

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

OUR ADVERTISING SYSTEM REQUIRES LABOR AND IMPOSES COSTS ON US BEYOND THOSE ASSOCIATED WITH STANDARD WEB ADVERTISING

    A significant fraction of the advertising inventory available on our services is non-standard when compared to advertising on the Web, which may put Juno at a competitive disadvantage. Although our Web portal site and the persistent advertising and navigation banner shown to users of our free basic service when they access the Web can utilize standard Web formatting, the substantial amount of advertising inventory associated with the e-mail portion of our services employs non-standard formatting. The advertisements displayed while a subscriber reads and writes e-mail are created using proprietary tools that are not fully compatible with standard Web advertising. Therefore, many advertisements displayed on our services require customization that would not be required by a Web site capable of displaying previously prepared standard advertisements. This customization work increases the time necessary to prepare an advertisement to be displayed on our services and the costs associated with running these ads. We must also absorb the telecommunications cost associated with downloading ads to our subscribers, which is an expense that advertising-supported Web sites do not incur. As ads become more complex, our telecommunications expenses may increase. Furthermore, the costs associated with selling or attempting to sell advertising space on our services are significant. These costs may be greater than the costs associated with selling advertising space on Web sites that exclusively utilize standard Web advertising formats. Additionally, our use of a proprietary advertising format on the e-mail portion of our services could interfere with our packaging this advertising space for sale by an advertising network such as DoubleClick or 24/7 Media. Any of the above factors could discourage advertising on our network by some advertisers.

SEASONAL TRENDS IN INTERNET USAGE AND ADVERTISING SALES MAY NEGATIVELY AFFECT OUR BUSINESS

    Seasonal trends are likely to affect our business. Subscribers typically use our Internet services less during the summer months and year-end holiday periods. Under most of our advertising and strategic marketing relationships, our advertising revenue is dependent on the number of impressions displayed to our users. To the extent that usage by our subscribers is lower seasonally, our revenues may be lower during these periods. In addition, the rate at which new subscribers sign up for our billable premium services may be lower during the summer months and year-end holiday periods, other things being equal.

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

    Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies, which is operated by MCI WorldCom Communications; Level 3 Communications; XO Communications (formerly Concentric); Splitrock Services; Sprint Communications Company; PSINet; NaviPath and StarNet. We also rely on these telecommunications companies to carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

    As of February 28, 2001, we had contracted for the use of more than 4,000 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a minority of our subscriber base may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection to the Web. The inability of some of our subscribers to access the Web with a local call in some areas of the country could harm our business. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

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

    Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. We are particularly dependent on WorldCom, which, as of February 28, 2001, provided more than 1,000 of the more than 4,000 points of presence for which we contract, many of which are in locations not served competitively by other telecommunications carriers.

    Our business could be significantly harmed if we are unable to maintain a favorable relationship with WorldCom and the companies they control. We cannot assure you that we would be able to replace all of the services provided to us through WorldCom were our relationship with them to be terminated.

    Our financial results are highly sensitive to variations in prices for the telecommunications services described above. In the past, we have benefited from reductions in per-unit pricing for telecommunications services. We cannot assure you that telecommunications prices will continue to decline, or that there will not be telecommunications price increases due to factors within or beyond our control, including but not limited to consolidation in the telecommunications industry, and a decline in the total number of telecommunications hours our subscribers consume, possibly due in part to reductions in the size of our subscriber base or in the amount of telecommunications-related resources we allow subscribers to use. We cannot assure you that our telecommunications carriers will continue to provide us access to their points of presence on our current or better price terms, that the price terms that they do offer us, if any, will be sufficiently low to meet our needs, or that alternative services will be available in the event that their quality of service declines or that our relationship with WorldCom or any of our other current carriers is terminated. Additionally, the number of telecommunications companies providing service to us may be reduced as a result of one or more of these companies discontinuing dial-up service or ceasing operations entirely. If any of these companies becomes unable to provide service in locations not served by numerous other providers, the rates we pay for telecommunications services may increase as a result of reduced competition.

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

WE ARE DEPENDENT ON A THIRD PARTY FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND OUR BUSINESS MAY SUFFER IF IT IS UNABLE TO PROVIDE THESE SERVICES, CANNOT EXPAND TO MEET OUR NEEDS, OR TERMINATES ITS RELATIONSHIP WITH US

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

    At December 31, 2000, ClientLogic provided approximately 550 full-time or part-time employees at its facilities to service our account. We believe the availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we are dependent on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. We believe that failure to provide consistent customer support and to maintain consumer-acceptable hold times could have an adverse effect on our subscriber acquisition and retention efforts in the future. However, maintaining desired customer support levels may require significantly more support personnel than are currently available to us through ClientLogic, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. Additionally, if we elect to offer customer service features that we do not currently support, or to enhance the overall quality of our customer support for competitive reasons, we may require even greater resources. We are currently soliciting proposals from additional vendors to supplement the services provided to us by ClientLogic, or to provide such services in the event our relationship with ClientLogic terminates. Our current agreement with ClientLogic converted to a month-to-month contract on August 1, 2000, under which either party has the right to terminate the relationship at any time upon one month's notice. Although we are currently renegotiating the terms of our relationship with ClientLogic, there is a significant risk that ClientLogic could exercise its one-month termination rights under the current agreement if the parties are unable to reach mutually acceptable terms. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are unable to obtain externally or develop internally the additional customer service and technical support capacity we expect to need, our business and financial results may suffer.

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

STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES

    We had 65 employees at December 31, 1996; 152 employees at December 31, 1997; 144 employees at December 31, 1998; 263 employees at December 31, 1999, including 60 employees in India; and 332 employees at December 31, 2000, including 72 employees in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We expect to continue to rely on outsourcing arrangements for our customer service needs and for the performance of some advertising sales functions.

    Any staff attrition we experience, whether initiated by the departing employees or by the company, could place a significant strain on our managerial, operational, financial and other resources. To the extent that the company does not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, or at all. In January 2001, in addition to conducting some performance-related terminations, we eliminated a small number of positions at Juno in response to changes in our business needs, such as the significant reduction in our marketing activities. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly reduced, either by the company's choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with advertisers, vendors and other counterparties, or to expand and improve our service offerings. It may become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. It may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

OUR JUNO VIRTUAL SUPERCOMPUTING PROJECT IS UNPROVEN AND MAY FAIL TO GENERATE REVENUES OR CONSUMER ACCEPTANCE

    In February 2001, we announced the Juno Virtual Supercomputer Project, designed to make unused processing power existing on the computers of Juno's subscribers available to third parties as an alternative to conventional supercomputing resources. As designed, the project would involve dividing computationally intensive problems into a large number of smaller computational tasks, and distributing those smaller tasks to the computers of Juno subscribers for such computers to process while the computers were not otherwise being used by the subscribers. Management believes that commercial opportunities might exist to sell this unused processing power to companies in fields such as pharmaceutical research for biomedical or other applications.

    However, we face a number of significant risks in connection with the Virtual Supercomputer Project. The project is brand new. As of February 28, 2001, we had not secured any customers for this project, and there can be no assurance that we will be successful in identifying, locating or securing customers, in the pharmaceutical field or any other field, that are willing to compensate Juno for its subscribers' unused processing power. Prospective customers may raise concerns about the security of their data, and there can be no assurance that any steps we take to ensure such security will be effective or that demonstrations of their effectiveness will be persuasive to such prospective customers. Additionally, while we may require some or all subscribers to our free basic service to participate in the Virtual Supercomputer Project as a condition of using the service for free, there can be no assurance that a material number of Juno's subscribers will be willing to participate in the Virtual Supercomputer Project, even if their only alternative is to stop using our free basic service, or that any who are willing will comply with the requirements for participation, such as leaving their computers turned on when not in use. Some members of the media and some subscribers have raised concerns regarding whether the operation of the Virtual Supercomputer Project might harm them or their computers in some way, and there can be no assurance that we will be successful in allaying such concerns. If we are not successful in overcoming consumer concerns, we may be unable to derive significant revenues from the Virtual Supercomputer Project and we may experience significant subscriber attrition. Additionally, Juno has not conducted large-scale tests of some of the technology associated with the Virtual Supercomputer Project, and there can be no assurances that such technology will operate successfully on the scale that might be required by paying clients or at all. Unfavorable outcomes with regard to any of the above could cause our business and financial results to suffer.

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS

    Changes in the regulatory environment could decrease our revenues and increase our costs. As a provider of Internet access services, we are not currently subject to direct regulation by the Federal Communications Commission. However, some telecommunications carriers have sought to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers and some developments suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

    We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

    - user privacy;

    - children's privacy;

    - pricing and disclosure of pricing terms;

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

FEDERAL TRADE COMMISSION ACTION COULD IMPACT OUR FINANCIAL RESULTS AND MARKETING PRACTICES

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

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE TO ACCURATELY BILL SUBSCRIBERS TO OUR BILLABLE PREMIUM SERVICES

    The operation of our billable premium services requires the accurate operation of billing system software as well as our development of policies designed to reduce the incidence of credit card fraud and other forms of uncollectible "chargebacks." If we encounter difficulty with the operation of these systems, or if errors, defects or malfunctions occur in the operation of these systems, this could result in erroneous overcharges to customers or in the under-collection of revenue, either of which could hurt our business and financial results.

RELATIONSHIPS WITH ENTITIES AFFILIATED WITH THE CHAIRMAN OF OUR BOARD OF DIRECTORS MAY PRESENT POTENTIAL CONFLICTS OF INTEREST

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

    We sublease office space in New York City from DESCO, L.P. Additionally, our subsidiary in Hyderabad, India subleases office space from an affiliate of DESCO, L.P. We cannot be sure that we would be able to lease other space on favorable terms in the event these sublease arrangements were to be terminated.

    In May 1999, we terminated an agreement with DESCO, L.P. under which individuals employed by its affiliates located in India provided consulting services to us. Following the termination of this agreement, these individuals became employees of a Juno subsidiary located in Hyderabad, India.

OUR DIRECTORS AND OFFICERS EXERCISE SIGNIFICANT CONTROL OVER US

    As of February 28, 2001, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 36.2% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of February 28, 2001, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 34.4% of our outstanding common stock as of that date. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS

    Our business and financial results depend in part on the continued service of our key personnel. Over the past year a number of senior financial, marketing and technical executives have left the company or announced their intention to do so. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or the loss of the services of other key employees could harm our business and financial results.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES

    Our business and financial results depend in part on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry can be intense. Concerns about developments in the Internet industry in general, or about our company in particular, may make it more difficult than in the past to retain our key employees or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and we expect to continue to experience such difficulties. At times, we have also experienced high rates of employee attrition, including the departures of a number of our most senior managers. We are likely to experience further such attrition, including of senior managers, in the future.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES

    Although in 2000 we entered into two transactions in which other companies have referred their subscribers to us in return for compensation either primarily or entirely in the form of Juno common stock, we have limited experience in completing acquisitions of, or making investments in, companies or their assets. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services, or customers. If we buy a company, we could have difficulty in assimilating that company's personnel and operations, and the key personnel of the acquired company may decide not to work for us. We would expect that any acquisition may present us with difficulties in assimilating the acquired services, technology assets or customer bases into our operations. Similarly, subscriber referral transactions may expose us to difficulties resulting from the conversion of subscribers from a competitive service to our own services. Any of these difficulties could disrupt our ongoing business, and distract our management and employees. In addition, these transactions could increase our cash expenditures, and require the amortization of goodwill, both of which could have an adverse effect on our financial results. To date we have issued equity securities in order to pay for our subscriber referral transactions and we expect to issue additional equity securities in satisfaction of our obligations under subscriber referral transactions. In connection with any other transactions we might choose to undertake in the future, we may issue additional equity securities and may additionally assume indebtedness. The issuance of equity securities could be dilutive to our existing stockholders and might, to the extent such securities were sold into the public market, impair our ability to draw down funding under the equity line facility.

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS IF WE DECIDE TO EXPAND INTERNATIONALLY

    We currently provide services to a small number of users who are located in Canada. We may decide to increase the international availability of our services, and we believe that any international operations would be subject to most of the risks of our business generally. In addition, there are risks inherent in doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, and adverse tax consequences, and there are likely to be different consumer preferences and requirements in such markets. We cannot assure you that one or more of these factors would not harm any current or future international operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a)(1)  Consolidated Financial Statements

    All consolidated financial statements of Juno Online Services, Inc. and the Report of Independent Accountants thereon are included herein:


Report of Management........................................        63
Report of Independent Accountants...........................        64
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................        65
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.........................        66
Consolidated Statement of Partners' Capital
  (Deficiency)/Statement of Stockholders' Equity for the
  years ended December 31, 2000, 1999, and 1998.............        68
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998.........................        69
Notes to Consolidated Financial Statements..................        70

                              REPORT OF MANAGEMENT

    The management of Juno Online Services, Inc. is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management, which it believes are reasonable under the circumstances.

    The Company maintains a system of internal accounting policies, procedures and controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly.

    The Company engaged PricewaterhouseCoopers LLP, independent accountants, to audit and render an opinion on the consolidated financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion. In addition, the Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.

    CHARLES E. ARDAI

    President, Chief Executive Officer and Director

    HARSHAN BHANGDIA

    Senior Vice President and Corporate Controller; Acting Chief Financial
Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Juno Online Services, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital (deficiency)/stockholders' equity and cash flows present fairly, in all material respects, the financial position of Juno Online Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
January 17, 2001

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  55,729      $ 91,497
  Accounts receivable, net of allowance for doubtful
    accounts of $2,688 and $2,064 in 2000 and 1999,
    respectively............................................        9,420         4,850
  Prepaid expenses and other current assets.................        3,141        15,437
                                                                ---------      --------
    Total current assets....................................       68,290       111,784
Fixed assets, net...........................................        9,164         5,684
Other assets................................................          917           100
                                                                ---------      --------
    Total assets............................................    $  78,371      $117,568
                                                                =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $  29,287      $ 28,280
  Current portion of capital lease obligations..............        1,209         1,423
  Deferred revenue..........................................       14,578        14,510
                                                                ---------      --------
    Total current liabilities...............................       45,074        44,213
Capital lease obligations...................................          402         1,455
Deferred rent...............................................          150           252
Liabilities expected to be settled with common stock........        4,000            --

Commitments and contingencies

Stockholders' equity:
  Preferred stock--$0.01 par value; 5,000,000 shares
    authorized, none issued and outstanding.................           --            --
  Common stock--$0.01 par value; 133,333,334 shares
    authorized, 41,134,350 and 34,833,568 shares issued and
    outstanding in 2000, and 1999, respectively.............          411           348
  Additional paid-in capital................................      211,550       123,530
  Unearned compensation.....................................         (333)         (745)
  Cumulative translation adjustment.........................           (1)           (1)
  Accumulated deficit.......................................     (182,882)      (51,484)
                                                                ---------      --------
    Total stockholders' equity..............................       28,745        71,648
                                                                ---------      --------
    Total liabilities and stockholders' equity..............    $  78,371      $117,568
                                                                =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
REVENUES:
  Billable services.........................................  $  73,911   $ 34,545   $  6,645
  Advertising and transaction fees..........................     38,708     12,662      6,454
  Direct product sales......................................      1,419      4,794      8,595
                                                              ---------   --------   --------
    Total revenues..........................................    114,038     52,001     21,694
                                                              ---------   --------   --------

COST OF REVENUES:
  Billable services.........................................     49,024     24,950      5,606
  Advertising and transaction fees..........................      8,115      4,675      3,725
  Direct product sales......................................      1,344      4,176      7,627
                                                              ---------   --------   --------
    Total cost of revenues..................................     58,483     33,801     16,958
                                                              ---------   --------   --------

OPERATING EXPENSES:
  Operations, free service..................................     38,311      6,698      9,383
  Subscriber acquisition....................................    116,461     47,651      5,334
  Sales and marketing.......................................     18,105     11,556     11,584
  Product development.......................................     10,282      7,232      7,345
  General and administrative................................      9,303      4,615      2,760
                                                              ---------   --------   --------
    Total operating expenses................................    192,462     77,752     36,406
                                                              ---------   --------   --------
    Loss from operations....................................   (136,907)   (59,552)   (31,670)

Interest income, net........................................      5,509      3,718         44
                                                              ---------   --------   --------
    Net loss................................................  $(131,398)  $(55,834)  $(31,626)
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
     (IN THOUSANDS, EXCEPT PER LIMITED PARTNERSHIP UNIT AND PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31, 1999
                                                    --------------------------------------
                                                     TEN MONTHS     TWO MONTHS
                                      YEAR ENDED       ENDED          ENDED                   YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,              DECEMBER 31,
                                         2000           1999           1999        TOTAL         1998
                                     ------------   ------------   ------------   --------   ------------
Net loss...........................    $(131,398)     $(51,484)       $(4,350)    $(55,834)    $(31,626)
                                       =========      ========        =======     ========     ========

Basic and diluted net loss per
  share............................    $   (3.39)     $  (2.07)
                                       =========      ========

Basic and diluted net loss per
  Class A limited partnership
  unit.............................                                   $ (0.25)                 $  (1.85)
                                                                      =======                  ========

Weighted average number of:
  Shares of common stock...........       38,747        24,877
                                       =========      ========

  Class A limited partnership
    units..........................                                    17,684                    17,091
                                                                      =======                  ========

Pro forma basic and diluted net
  loss per share...................                                               $  (1.84)    $  (1.85)
                                                                                  ========     ========

Weighted average shares outstanding
  used in pro forma basic and
  diluted per share calculation....                                                 30,339       17,091
                                                                                  ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)/
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           PARTNERS'
                                         CONTRIBUTIONS         COMMON STOCK       ADDITIONAL                   CUMULATIVE
                                      -------------------   -------------------    PAID-IN       UNEARNED      TRANSLATION
                                       UNITS      AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION    ADJUSTMENT
                                      --------   --------   --------   --------   ----------   -------------   -----------
BALANCE, DECEMBER 31, 1997..........   15,794    $ 71,078
  Capital contributions.............    1,890       8,500
  Net loss..........................       --          --
  Amortization of unearned
    compensation....................       --          --
                                      -------    --------
BALANCE, DECEMBER 31, 1998..........   17,684      79,578

  Net loss for the period
  January 1, 1999 to February 28,
    1999............................       --          --
  Effect of statutory merger (see
    Note 1).........................  (17,684)    (79,578)       --        --      $(95,788)       $(728)             --
  Preferred stock accretion.........                             --        --          (151)          --              --
  Issuance of common stock, net of
    offering costs..................                          6,500      $ 65        77,220           --              --
  Issuance of common stock upon
    exercise of stock options.......                            511         5           506           --              --
  Proceeds from sale of preferred
    stock...........................                             --        --            59           --              --
  Conversion of redeemable
    convertible preferred stock to
    common stock....................                         27,823       278       141,251           --              --
  Net loss for the ten months ended
    December 31, 1999...............                             --        --            --           --              --
  Unearned compensation.............                             --        --           433         (433)             --
  Amortization of unearned
    compensation....................                             --        --            --          416              --
  Foreign currency adjustment.......                             --        --            --           --        $     (1)
                                                             ------      ----      --------        -----        --------
BALANCE, DECEMBER 31, 1999..........                         34,834      $348      $123,530        $(745)       $     (1)
  Issuance of common stock, net of
    offering costs..................                          3,600        36        81,044           --              --
  Issuance of common stock upon
    exercise of stock options.......                            569         6           939           --              --
  Issuance of common stock in
    connection with employee stock
    purchase plan...................                            123         1         1,165           --              --
  Issuance of common stock to settle
    liabilities.....................                          2,008        20         5,072           --              --
  Forfeitures of unearned
    compensation....................                             --        --          (200)         200              --
  Amortization of unearned
    compensation....................                             --        --            --          212              --
  Net loss..........................                             --        --            --           --              --
                                      -------    --------    ------      ----      --------        -----        --------
BALANCE, DECEMBER 31, 2000..........       --    $     --    41,134      $411      $211,550        $(333)       $     (1)
                                      =======    ========    ======      ====      ========        =====        ========


                                      ACCUMULATED
                                        DEFICIT       TOTAL
                                      ------------   --------
BALANCE, DECEMBER 31, 1997..........   $ (60,574)    $ 10,504
  Capital contributions.............          --        8,500
  Net loss..........................     (31,626)     (31,626)
  Amortization of unearned
    compensation....................          34           34
                                       ---------     --------
BALANCE, DECEMBER 31, 1998..........     (92,166)     (12,588)
  Net loss for the period
  January 1, 1999 to February 28,
    1999............................      (4,350)      (4,350)
  Effect of statutory merger (see
    Note 1).........................      96,516      (79,578)
  Preferred stock accretion.........          --         (151)
  Issuance of common stock, net of
    offering costs..................          --       77,285
  Issuance of common stock upon
    exercise of stock options.......          --          511
  Proceeds from sale of preferred
    stock...........................          --           59
  Conversion of redeemable
    convertible preferred stock to
    common stock....................          --      141,529
  Net loss for the ten months ended
    December 31, 1999...............     (51,484)     (51,484)
  Unearned compensation.............                       --
  Amortization of unearned
    compensation....................                      416
  Foreign currency adjustment.......          --           (1)
                                       ---------     --------
BALANCE, DECEMBER 31, 1999..........   $ (51,484)    $ 71,648
  Issuance of common stock, net of
    offering costs..................          --       81,080
  Issuance of common stock upon
    exercise of stock options.......          --          945
  Issuance of common stock in
    connection with employee stock
    purchase plan...................          --        1,166
  Issuance of common stock to settle
    liabilities.....................          --        5,092
  Forfeitures of unearned
    compensation....................          --           --
  Amortization of unearned
    compensation....................          --          212
  Net loss..........................    (131,398)    (131,398)
                                       ---------     --------
BALANCE, DECEMBER 31, 2000..........   $(182,882)    $ 28,745
                                       =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DEEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(131,398)  $(55,834)  $(31,626)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      3,900      2,396      2,438
    Stock-based subscriber acquisition......................      9,092         --         --
    Amortization of deferred rent...........................        (84)       (66)       157
    Amortization of unearned compensation...................        212        416         34
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................     (4,570)    (3,007)      (702)
      Prepaid expenses and other current assets.............     12,296    (15,269)     1,001
      Accounts payable and accrued expenses.................        989     17,368      2,589
      Deferred revenue......................................         68      8,908      5,251
                                                              ---------   --------   --------
        Net cash used in operating activities...............   (109,495)   (45,088)   (20,858)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (6,895)    (1,359)    (1,942)
  Proceeds from sale of fixed assets........................         --         --        402
  Other assets..............................................       (817)        82        (95)
                                                              ---------   --------   --------
        Net cash used in investing activities...............     (7,712)    (1,277)    (1,635)
                                                              ---------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.....................     (1,752)      (816)      (754)
  Proceeds from senior note.................................         --         --     10,000
  Payments on senior note...................................         --     (9,129)      (871)
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................         --     61,859         --
  Capital contributions.....................................         --         --      8,500
  Net proceeds from issuance of common stock................     81,080     77,285         --
  Proceeds from issuance of common stock in connection with
    employee stock purchase plan............................      1,166         --         --
  Proceeds from issuance of common stock upon exercise of
    stock options...........................................        945        511         --
                                                              ---------   --------   --------
        Net cash provided by financing activities...........     81,439    129,710     16,875
                                                              ---------   --------   --------
        Net (decrease) increase in cash and cash
          equivalents.......................................    (35,768)    83,345     (5,618)
  Cash and cash equivalents, beginning of period............     91,497      8,152     13,770
                                                              ---------   --------   --------
  Cash and cash equivalents, end of period..................  $  55,729   $ 91,497   $  8,152
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     171   $    370   $    496
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations incurred for network
    equipment...............................................  $     485   $  2,635   $  1,018

  The accompanying notes are an integral part of these consolidated financial statements.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

1.  ORGANIZATION AND BUSINESS

    Juno Online Services, Inc. (the "Company" or "Juno") is a provider of Internet-related services throughout the United States and parts of Canada. The Company offers multiple levels of service, including free basic Internet access, billable premium dial-up service, and (in selected markets) high-speed broadband access. The Company's revenues are derived primarily from the subscription fees charged for its billable premium services, from the sale of advertising, and from various forms of electronic commerce.

    The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999. Prior to the announcement, the Company's free basic service provided only basic dial-up e-mail functionality.

    The Company has experienced operating losses since its inception. Such losses are due to the Company's historical efforts to maximize the number of subscribers to both its free basic service and its premium services, and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users. Although the Company reduced its investments in subscriber acquisition and other marketing activities by a substantial amount in the second half of 2000, and has taken steps to reduce operating expenses, there can be no assurance that the Company will achieve or sustain profitability or positive cash flow in its operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Juno Internet Services, Inc.; and its majority-owned India-based subsidiary, Juno Online Services Development Private Limited. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to use its judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of operating revenues and expenses during the reporting periods. It is expected that such estimates, primarily tax valuation and bad debt allowances, will differ to some extent from the amounts ultimately realized due to uncertainties inherent in any such estimation process.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash balances at December 31, 2000 consisted of bank deposits with a number of institutions and investment grade overnight securities.

REVENUE RECOGNITION

    Billable services revenues are recognized over the period services are provided and consist primarily of fees charged for the Company's billable premium services and technical support fees.

    Advertising and transaction fees are derived both from advertising, including the sale of impressions and sponsorships, and strategic marketing alliance contracts in which the Company typically is compensated for generating leads or transactions in addition to or instead of receiving a fee for displaying impressions. Impression-based contracts are generally structured to provide a fixed number of impressions on a fee-per-impression basis without regard to a specific period of time over which the impressions are to be shown. These contracts tend to be short-term in nature and the Company's obligations are typically fulfilled over a period of a few months. Sponsorship contracts typically involve integration with the Company's portal site, such as placement of buttons that provide users with direct links to the advertiser's Web site. These contracts generally are for a fixed term and during 2000 and 1999 the typical length of sponsorship contracts tended to be less than one year. Strategic marketing alliance contracts are generally structured over longer specific periods of time, ranging from a few months to several years. Strategic marketing alliance contracts generally provide the Company with guaranteed payments as advances against various forms of revenue-sharing for generating leads or transactions, or for producing advertisements and displaying impressions.

    Revenues generated by advertising and strategic marketing alliance contracts are generally recognized as earned, provided that the Company does not have any significant remaining obligations and collection is reasonably assured. Remaining obligations include the fulfillment of a fixed or guaranteed minimum number of impressions to be displayed or the achievement of performance targets. The earnings process typically coincides with when the impressions are displayed, leads or transactions are generated, or services are performed. To the extent that guaranteed minimum impressions or performance targets exist for a specific time period, revenue is recognized at the lesser of the ratio of the obligations delivered over total obligations, or on a straight-line basis for the term of the contract. To the extent that guaranteed minimum impressions or performance targets exist and are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impressions are displayed or performance targets are achieved.

    From time to time the Company enters into advertising barter arrangements in which it exchanges rights to place advertisements with other companies. Revenues associated with the advertising the Company provides and expenses associated with the advertising the Company receives are recognized at their respective fair values in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions" ("EITF 99-17"). EITF 99-17 provides that revenues from advertising barter transactions should be recognized at fair value only when the fair value of the advertising provided in the arrangement is determinable based on the Company's own historical practice of receiving cash from customers unrelated to the counterparty in the barter transaction. Barter transactions accounted for

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximately 2.8%, 1.5% and 0.6% of total revenues and approximately 8.2%, 6.2% and 1.9% of advertising and transaction fees for the years ended December 31, 2000, 1999 and 1998, respectively.

    Costs associated with advertising and strategic marketing alliance contracts--principally transmission, development, production and campaign management costs--are expensed as incurred.

    Revenues from direct product sales and delivery fees were recognized upon shipment of products to subscribers. We ceased our direct product sales activities in 2000.

    Deferred revenue consists of monthly and annual prepaid subscriber fees related to billable subscription services and advertising and transaction fees billed in advance of the performance of all or a portion of the related service.

    Accounts receivable includes the portion of advertising and transaction fees and billable subscriber fees that have been billed in advance of the performance of all or a portion of the related services and that have not been collected. The portions of accounts receivable related to these fees as of December 31, 2000 and 1999--and the corresponding equal amounts that remained in deferred revenue at such dates--were $3,696 and $2,508, respectively.

FIXED ASSETS

    Fixed assets are stated at cost, net of accumulated depreciation and amortization, which is calculated on a straight-line basis over lives ranging from 3 to 5 years or, for leasehold improvements, over the life of the lease, if shorter.

LONG-LIVED ASSETS

    The Company periodically evaluates the net realizable value of long-lived assets, including fixed assets and other assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the year ended December 31, 1999. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Other than the cumulative translation adjustment identified in stockholders' equity on the balance sheet, the Company has no items of other comprehensive income in any period presented.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiary in India is the local currency. Accordingly, all assets and liabilities of the foreign subsidiary are translated into U.S. dollars at

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period-end exchange rates and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity.

ADVERTISING AND SUBSCRIBER ACQUISITION COSTS

    The Company expenses all advertising and subscriber acquisition costs as incurred. Advertising expenses for 2000, 1999 and 1998 were $87,573, $39,871, and $2,389, respectively.

PRODUCT DEVELOPMENT COSTS

    The Company's product offerings comprise various features which contribute to the overall functionality and are delivered through client-side software, server-side software, and database applications which have principally been developed internally. Software development costs include direct labor and related overhead for software produced by the Company and the cost of software licensed from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the software is generally available. To date, the establishment of technological feasibility of the Company's products and the general availability of such software have substantially coincided. As a result, software development costs that qualify for capitalization have been insignificant and therefore, the Company has not capitalized any software development costs.

OPTION PLANS

    The accompanying financial position and results of operations for the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, the number of shares and the exercise price of the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

    The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting under SFAS 123 have been included in Note 12.

SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the year ended December 31, 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires the

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) presentation of financial information in a manner similar in nature to how the company views its business. The Company operates in one principal business segment, a provider of Internet access-related services. Substantially all of the Company's operating results and identifiable assets are in the United States.

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

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. At times cash balances may exceed federally insured limits. The Company has limited its cash investments to investment grade overnight securities. Credit is extended to trade customers based on an evaluation of their financial condition. The Company performs ongoing credit evaluations of its trade customers and maintains an allowance for doubtful accounts. Credit risk with regard to the sale of billable subscription services is mitigated by the requirement to use credit cards for purchases.

RECLASSIFICATION

    Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No. 125)". SFAS No. 140 provides guidance on accounting for
(1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions;
(4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS
No. 140 will become effective for the Company for transactions it enters into after March 31, 2001. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, an Amendment of SFAS No. 133," which has delayed the required implementation of SFAS No. 133 such that the Company must adopt this new standard no later than January 1, 2001. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

3.  EARNINGS PER SHARE

    In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Stock options in the amount of 7,018,283, 4,356,567, and 2,584,369 shares with weighted average exercise prices of $10.53, $8.15, and $0.45 for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted EPS as they are antidilutive as a result of net losses during the periods presented.

    Basic and diluted net loss per share for the year ended December 31, 1999 is calculated separately for the periods prior and subsequent to the March 1999 statutory merger.

    The pro forma information regarding net loss per share and weighted average shares outstanding set forth below gives effect to the treatment of Class A limited partnership units as shares of common stock and the conversion of Series B Redeemable Convertible Preferred Stock for the period following the March 1999 statutory merger.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Numerator:
  Net loss..................................................  $   (55,834)  $   (31,626)
                                                              ===========   ===========
Denominator:
  Weighted average number of:
    Shares of common stock..................................   20,933,828
    Class A limited partnership united treated as
      shares of common stock................................                 17,091,436
    Redeemable Convertible Preferred Stock treated
      as shares of common stock:
      Series B..............................................    2,380,301
      Series A (Class A limited partnership units prior to
        March 1, 1999)......................................    7,025,165
                                                              -----------   -----------
    Denominator for pro forma basic and diluted net loss per
      share.................................................   30,339,294    17,091,436
                                                              ===========   ===========
Pro forma basic and diluted net loss per share..............  $     (1.84)  $     (1.85)
                                                              ===========   ===========

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

4.  FIXED ASSETS

    Fixed assets consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Computers, network equipment and software...................  $16,219    $ 9,657
Furniture and office equipment..............................      362        196
Leasehold improvements......................................    1,424        772
                                                              -------    -------
    Subtotal................................................   18,005     10,625
Accumulated depreciation and amortization...................   (8,841)    (4,941)
                                                              -------    -------
                                                              $ 9,164    $ 5,684
                                                              =======    =======

    Included in fixed assets is equipment acquired under capital leases, principally network equipment, of $5,106 and $4,621 as of December 31, 2000 and 1999, less accumulated amortization of $3,093 and $1,761, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Trade accounts payable......................................  $ 9,430    $ 5,738
Personnel and related expenses..............................    6,288      5,437
Telecommunications services.................................    6,978      7,228
Customer service expenses...................................      675      1,199
Marketing expenses..........................................    3,146      5,430
Other.......................................................    2,770      3,248
                                                              -------    -------
                                                              $29,287    $28,280
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

    Prior to May 1999, the Company was a party to a services agreement with an India- based affiliate of DESCO, L.P. DESCO, L.P. was paid a fixed monthly fee for engineering and operations services rendered, and was reimbursed for incidental expenses. In May 1999, this agreement was terminated. The Company currently obtains occupancy and related services from DESCO, L.P. and its affiliates.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

6.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The aggregate amounts and nature of the expenditures made by DESCO, L.P. and its affiliate on behalf of the Company were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
India-based engineering and operations expense..............   $   --     $  870     $1,454
Personnel related expenses..................................       --        244        521
Occupancy costs.............................................    1,965        867        338
Other operating expenses....................................       86        150        375
                                                               ------     ------     ------
                                                               $2,051     $2,131     $2,688
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

GENERAL PARTNER FEES AND OTHER COMPENSATION

    Prior to the Statutory Merger, the Partnership's general partner was entitled to a monthly management fee equal to one-twelfth of one percent of the aggregate value of all outstanding limited partnership Units (or other property into which such Units have been converted) as of the most recent Valuation Event (as specified in the limited partnership agreement, as amended) as compensation for managing the affairs of the Partnership. In 1999 and 1998, the Partnership's general partner elected to waive management fees of $52 and $285, respectively.

7.  OBLIGATIONS UNDER CAPITAL LEASES

    The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of December 31, 2000:

YEAR ENDING DECEMBER 31,
2001........................................................  $   1,209
2002........................................................        335
2003........................................................        181
                                                              ---------
    Total minimum lease payments............................      1,725
Less: Amount representing interest..........................       (114)
                                                              ---------
    Present value of minimum lease payments.................      1,611
Less: Current portion.......................................      1,209
                                                              ---------
                                                              $     402
                                                              =========

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

8.  LIABILITIES EXPECTED TO BE SETTLED WITH COMMON STOCK

    The Company has entered into subscriber referral agreements with two former providers of free Internet access, WorldSpy and Freewwweb, under which the Company is obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreements. A new Juno subscriber referred to Juno by WorldSpy or Freewwweb is a Qualified Referred Subscriber if he or she meets certain qualification criteria defined in the relevant subscriber referral agreement. Under the terms of these agreements, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. To date, the Company has issued an aggregate of 2,008,303 shares of its common stock at a weighted average price of $2.54 in satisfaction of liabilities incurred in connection with the subscriber referral agreements. At December 31, 2000, the Company had liabilities of $4.0 million as an estimate of the remaining amounts to be settled through the issuance of its common stock.

9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company has committed to a minimum usage level for two of its telecommunications service providers. For one of these providers, the Company is obligated to pay a minimum of $2,800 for certain telecommunications services over a two-year period that commenced May 5, 2000. At December 31, 2000, the Company's remaining commitment under this arrangement was $1,205. As of December 31, 2000, the Company was committed to paying another provider $4,950 for telecommunications services that will be provided through May 31, 2001.

    Telecommunications services expense for the years ended December 31, 2000, 1999 and 1998 was $65,791, $14,394, and $8,772, respectively.

    The Company has also entered into various non-cancelable operating leases. DESCO, L.P. has also entered into a leasing arrangement for office space used by the Company. A portion of the Company's operations are located in a single location that is leased by DESCO, L.P. The Company, which benefits from the use of this office space, has agreed to assume performance of DESCO, L.P.'s payment obligations under the lease to the extent the Company occupies such office space. Minimum lease payments below include $7,675 related to this arrangement with DESCO, L.P. The remaining commitments under these operating leases and this arrangement are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $ 4,626
2002........................................................    4,113
2003........................................................    1,350
2004........................................................      862
2005........................................................      215
                                                              -------
Total minimum payments......................................  $11,166
                                                              =======

    The Company's rental expense under operating leases in the years ended December 31, 2000, 1999 and 1998, was approximately $6,019, $2,100, and $1,070, respectively.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTINGENCIES

    Various claims and actions have been asserted or threatened against the Company in the ordinary course of business. In the opinion of management, the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on the Company's consolidated financial position, results of operations, and cash flows, taken as a whole.

    The Federal Trade Commission has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including the Company. At the FTC's request, the Company has provided marketing-related and customer service-related information concerning our services. On the basis of these submissions, the FTC staff has claimed, among other things, that the Company's disclosure practices about the possibility of users incurring telephone charges were insufficient, and that the Company's cancellation policies for subscribers to its billable services were unduly restrictive. On the basis of the Company's discussions with the FTC staff, the Company has begun implementing modifications to the disclosure we make about telecommunications charges that users might incur and to our billable services cancellation practices. Depending on the final outcome of the FTC inquiry, the Company could be required, under a consent order or otherwise, to make compensatory payments and implement additional modifications to its business practices. The results of operations for the year ended December 31, 2000 reflect a charge for exposure that management estimates could result from this FTC inquiry.

10.  STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

EQUITY LINE

    On October 6, 2000, the Company entered into a common stock investment agreement with a private investment fund providing for the future issuance and purchase of shares of the Company's common stock. This agreement and a related registration rights agreement constitute what is commonly referred to as an "equity line facility." Under the equity line facility, the Company may sell, subject to various volume- and price-related limitations, up to $7.5 million of common stock in each of up to 20 drawdown periods of 22 trading days each over the course of a period of up to two years, provided that the Company cannot sell more than $125 million worth of shares in total under the facility and may in practice only be able to sell a much lower amount. The total number of shares that may be issued under the facility depends on a number of factors, including the market price and trading volume of our common stock during each drawdown period the Company chooses to initiate. Any stock issued to the fund under this facility will generally be purchased at a price equal to 94% of the volume-weighted average price of the Company's common shares on each purchase day. However, the fund will generally not be obligated to purchase shares from the Company on any day when the purchase price would be less than $2.50 per share, although the fund and the Company have previously agreed to waive this condition with respect to one drawdown period, and the parties may agree to waive this condition from time to time in the future, in order to allow the Company to sell shares to the fund at lower prices. The Company will control the timing and frequency of any sales, subject to the facility's volume- and price-related limitations, and will have no obligation to draw down any minimum amount or number of times. However, the facility may be terminated if we sell no shares to the fund for a period of four consecutive months.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

10.  STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL (CONTINUED)
    The common stock investment agreement provides that the equity line will not be available to Juno unless a registration statement is available to permit the fund to resell the shares purchased by it. Juno filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on November 28, 2000 to register the resale by the fund of up to 10,000,000 shares of the common stock that may be issued to it under the equity line facility. The registration statement was declared effective by the SEC on January 23, 2001. As of March 9, 2001 the Company had sold 317,400 shares and raised net proceeds of $478 under this facility.

INITIAL AND FOLLOW-ON PUBLIC OFFERINGS

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

11.  INCOME TAXES

    Subsequent to the Statutory Merger, the Company elected to be treated as a C Corporation under the Internal Revenue Code ("IRC"). Since March 1, 1999, the date of the Statutory Merger, the Company has incurred losses and generated a net operating loss carryforward of approximately $202,028 at December 31, 2000. This carryforward is available to offset future taxable income, if any, and expires in the years 2019 and 2020 ($63,072 and $138,956, respectively).

    Section 382 of the IRC, as amended, places a limitation on the utilization of federal net operating loss carryforwards upon the occurrence of an ownership change. In general, a change in ownership occurs when a greater than 50% change in ownership takes place over a three-year testing period. The annual utilization of net operating loss carryforwards generated prior to such change is limited, in any one year, to a percentage of the entity's fair value at the time of the change in ownership.

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

11.  INCOME TAXES (CONTINUED)
    Significant components of the deferred tax asset (estimated at an effective rate of 40%) at December 31, 2000, 1999 and March 1, 1999 are as follows:

                                                                 DECEMBER 31,       MARCH 1,
                                                              -------------------   --------
                                                                2000       1999       1999
                                                              --------   --------   --------
Deferred tax assets:
  Net operating loss........................................  $ 80,811   $ 25,222   $    --
  Start-up costs, capitalized for tax purposes..............       153        767     1,314
  Accruals, reserves and other..............................     1,725      1,423     3,433
  Depreciation..............................................       736        511       499
                                                              --------   --------   -------
    Total deferred tax assets...............................    83,425     27,923     5,246
Less: valuation allowance...................................   (83,425)   (27,923)   (5,246)
                                                              --------   --------   -------
Deferred tax asset, net.....................................  $     --   $     --   $    --
                                                              ========   ========   =======

    The net operating loss carryforward and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $83,425 and $27,923 at December 31, 2000 and 1999, respectively. The Company's operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be reasonably assured. Therefore, in consideration of the Company's losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded valuation allowances in the amounts of $83,425 and $27,923 at December 31, 2000 and 1999 to offset the deferred tax benefit amounts.

    Prior to the Statutory Merger on March 1, 1999, U.S. federal and state income taxes had not been provided because the partners reported their respective share of the Partnership's losses on their respective returns.

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

    The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. tax rate to net loss as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Expected federal income tax at the statutory rate...........   (35.0)%        (35.0)%
Loss incurred prior to statutory merger.....................      --            2.7
State income taxes, net of federal tax benefit..............    (5.8)          (5.0)
Exercise of nonqualified stock options......................    (1.6)          (3.4)
Other.......................................................    (0.4)           0.1
Increase in valuation allowance.............................    42.8           40.6
                                                               -----          -----
Income tax rate as recorded.................................      --%            --%
                                                               =====          =====

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

12.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

    In March 1999, the Company implemented its 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan serves as the successor equity incentive program to the 1997 Class B Unit Option/Issuance Plan (the "1997 Plan"). Under the 1999 Plan, 9,616,946 shares have been authorized subject to automatic increases in January of each year. On the effective date of the 1999 Plan, shares authorized for issuance and options issued and outstanding under the 1997 Plan were incorporated into the 1999 Plan. No further option grants will be made under the 1997 Plan. The exercise price shall not be less than the fair market value on the date of grant of the option and shall not be less than 110% of the fair market value on the date of grant to any 10% owners of the Company. In general, the options vest at a rate of 25% annually on the anniversary of the grant date and expire 10 years from the date of grant.

    At December 31, 2000, the balance of unearned compensation recorded by the Company was $333. This amount represents the unrecognized portion of unearned compensation the Company recorded in the years ended December 31, 1999 and prior for options issued below deemed fair value for accounting purposes and is being charged to compensation expense over the vesting period of the options (generally four years). The Company recognized $212, $416 and $34 of unearned compensation during the years ended December 31, 2000, 1999 and 1998, respectively.

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

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

    The following information relates to options issued to purchase common stock under the 1999 Plan:

                                                 2000                    1999                    1998
                                         ---------------------   ---------------------   --------------------
                                                      WEIGHTED               WEIGHTED                WEIGHTED
                                           SHARES     AVERAGE     SHARES      AVERAGE     SHARES     AVERAGE
                                           UNDER      EXERCISE     UNDER     EXERCISE      UNDER     EXERCISE
                                           OPTION      PRICE      OPTION       PRICE      OPTION      PRICE
                                         ----------   --------   ---------   ---------   ---------   --------
Options outstanding, beginning of
  year.................................   4,356,567    $ 8.15    2,584,369   $    0.67   1,360,103    $0.45
Options granted........................   5,596,764     11.99    2,798,843       13.06   1,577,437     0.84
Options exercised......................    (569,256)    13.19     (510,762)       0.99          --       --
Options forfeited......................  (2,365,792)    11.72     (515,883)       4.49    (353,171)    0.45
                                         ----------              ---------               ---------
Options outstanding, end of year.......   7,018,283    $10.53    4,356,567   $    8.15   2,584,369    $0.67
                                         ==========              =========               =========

                                                                OPTIONS                   WEIGHTED
                                                              OUTSTANDING    WEIGHTED      AVERAGE
                                                                   AT        AVERAGE      REMAINING
                                                              DECEMBER 31,   EXERCISE    CONTRACTUAL
                                                                  2000        PRICE     LIFE IN YEARS
                                                              ------------   --------   -------------
At $0.45 to $0.90...........................................     637,239      $0.47          7.0
At $1.28 to $6.56...........................................   2,890,609       5.41          9.3
At $8.50 to $13.13..........................................   1,296,662      11.15          8.6
At $14.25 to $19.88.........................................   1,603,833      17.76          8.9
At $22.50 to $45.00.........................................     589,940      25.48          9.1

    The Company accounts for its equity-based compensation in accordance with APB Opinion No. 25 and its related interpretations.

    Had the Company's equity-based employee compensation been determined by the fair-value based method of SFAS 123, the Company's net loss and net loss per basic and diluted share on a pro-forma basis for the years ended December 31, 2000 and 1999 would have been $141,717 ($3.66 per share) and $58,662 ($1.93 per share), respectively. Net loss on a pro-forma basis was not materially impacted for the year ended December 31, 1998.

    For disclosure purposes, the fair value of all options granted was determined using the Black-Scholes option-pricing model. The fair value for 2000 and 1999 option grants was based on the following assumptions:

                                                                2000           1999
                                                              --------       --------
Average risk-free interest rate.............................    6.15%          4.92%
Dividend yield..............................................    0.00%          0.00%
Volatility..................................................   80.00%         85.00%
Expected option life (in years).............................       5              5

STOCK PURCHASE PLAN

    In April 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 ESPP"). A total of 555,556 shares are available to be issued under the 1999 ESPP. The 1999 ESPP allows eligible employees to purchase shares of common stock at semi-annual intervals, through periodic

                  JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES

         (IN THOUSANDS, EXCEPT LIMITED PARTNERSHIP UNIT AND SHARE DATA)

payroll deductions of up to 15% of cash earnings, as defined. The purchase price per share is 85% of the lower of the fair market value on the eligible employee's entry date or the fair market value on the semi-annual purchase date. The 1999 ESPP will terminate no later than the last business day in July 2009. The Company issued 123,223 shares of common stock to employees under the 1999 ESPP during the year ended December 31, 2000.

DEFINED CONTRIBUTION PLAN

    The Company is a participating employer in a tax-qualified retirement plan (the "Savings Plan") under Section 401(k) of the IRC. Under the Savings Plan, participating employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service ("IRS") annual contribution limit. The Company matches 50% of each employee's contribution up to a maximum of 6% of the employee's eligible earnings. In 2000, 1999 and 1998 the Company match was $658, $394, and $238, respectively. Company matching payments vest over 4 years.

13. SUBSEQUENT EVENTS

SUPPLEMENTAL STOCK INCENTIVE PLAN

    In January 2001, the Company adopted an additional employee benefit plan, the 2001 Supplemental Stock Incentive Plan (the "2001 Supplemental Plan"). The 2001 Supplemental Plan complements the Company's 1999 Plan. The Company has authorized for issuance 1,500,000 shares of common stock under the 2001 Supplemental Plan. The plan provides for granting non-qualified stock options to certain non-executive employees of the Company. As of March 9, 2001, options to purchase 863,400 shares had been granted under the Plan.

    The 2001 Supplemental Plan includes two programs. The first provides for the discretionary grant of options to purchase common shares to eligible persons, at the discretion of the plan administrator. The second allows individuals to purchase shares or receive them as a bonus tied to the performance of services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 5, 2001, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 5, 2001, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 5, 2001, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information contained in the Company's proxy statement to be mailed to stockholders on or about April 5, 2001, which information is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1)Financial Statements

    Reference is made to the consolidated financial statements included in Item 8 to this Report on Form 10-K.

    (a) (2)Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts

                                                BALANCE AT   ADDITIONS                BALANCE AT
                                                BEGINNING    COSTS AND                  END OF
CLASSIFICATION                                  OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
----------------------------------------------  ----------   ---------   ----------   ----------
                                                                 (IN THOUSANDS)
Year ended December 31, 2000:
  Allowance for doubtful accounts.............  $    2,064   $  3,037    $   (2,413)  $    2,688
  Valuation allowance-deferred tax assets.....  $   27,923   $ 55,502    $       --   $   83,425
Year ended December 31, 1999:
  Allowance for doubtful accounts.............  $      568   $  1,697    $     (201)  $    2,064
  Valuation allowance-deferred tax assets.....  $       --   $ 27,923    $       --   $   27,923
Year ended December 31, 1998:
  Allowance for doubtful accounts.............  $      106   $    649    $     (187)  $      568

------------------------

    (a)(3)  Exhibit Index

EXHIBIT NO.             DESCRIPTION                                                   PAGE NO.
-----------             ------------------------------------------------------------  --------
3.1                     Amended and Restated Certificate of Incorporation, filed
                        June 1, 1999 (incorporated by reference to Exhibit 3.5 to
                        Registration Statement on Form S-1, filed May 7, 1999, File
                        No. 333-73449)..............................................

3.2                     Certificate of Amendment to Amended and Restated Certificate
                        of Incorporation, filed June 1, 1999........................

3.3                     Certificate of Correction to Amended and Restated
                        Certificate of Incorporation, filed July 15, 1999
                        (incorporated by reference to Exhibit 3.1 to the Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999)....

3.4                     Amended and Restated Bylaws (incorporated by reference to
                        Exhibit 3.7 to Registration Statement on Form S-1, filed May
                        7, 1999, File No. 333-73449)................................

4.1                     Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, filed
                        April 23, 1999, File No. 333-73449).........................

4.2                     See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions defining the rights of holders of common stock of the registrant.....

10.1                    1999 Stock Incentive Plan (incorporated by reference to
                        Exhibit 10.1 to Registration Statement on Form S-1, filed
                        April 23, 1999, File No. 333-73449)*........................

10.2                    1999 Stock Incentive Plan (Amended and Restated as of March
                        2, 2000) (incorporated by reference to Exhibit 99.1 to
                        Registration Statement on Form S-8, filed August 22, 2000,
                        File No. 333-44262)*........................................

10.3                    1999 Stock Incentive Plan (Amended and Restated as of
                        March 12, 2001)*............................................

10.4                    1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, filed
                        April 23, 1999, File No. 333-73449)*........................

10.5                    Amended and Restated Registration Rights Agreement
                        (incorporated by reference to Exhibit 10.3 to Registration
                        Statement on Form S-1, filed April 23, 1999, File No.
                        333-73449)..................................................

10.6+                   Marketing Services Agreement, dated September 30, 1998,
                        among the registrant and Hartford Fire Insurance Company and its affiliates/ subsidiaries (incorporated by reference to
                        Exhibit 10.4 to Registration Statement on Form S-1, filed
                        April 23, 1999, File No. 333-73449).........................

10.7+                   Addendum to Marketing Services Agreement among the
                        registrant and Hartford Fire Insurance Company and its
                        affiliates/subsidiaries, dated
                        August  29, 2000............................................

10.8+                   Distributor Agreement, dated March 12, 1998, between the
                        registrant and LCI International Telecom Corp. (incorporated by reference to Exhibit 10.6 to Registration Statement on
                        Form S-1, filed April 23, 1999, File No. 333-73449).........

EXHIBIT NO.             DESCRIPTION                                                   PAGE NO.
-----------             ------------------------------------------------------------  --------
10.9+                   Amendment No. 1 to the Distributor Agreement between the
                        registrant and Qwest Communications Corporation, as
                        successor in interest to LCI International Telecom Corp.,
                        dated June 19, 2000.........................................

10.10                   Consent to Assignment and Assumption of the Distributor
                        Agreement by and between the registrant and Qwest
                        Communications Corporation, as successor in interest to LCI
                        International Telecom Corp., dated as of June 19, 2000......

10.11                   Common Stock Investment Agreement, dated as of October 6,
                        2000, between the registrant and Westgate International,
                        L.P. (incorporated by reference to Exhibit 10.1 to
                        Registration Statement on Form S-3, filed November 28, 2000,
                        File No. 333-50760).........................................

10.12                   Registration Rights Agreement, dated October 6, 2000,
                        between the registrant and Westgate International, L.P.
                        (incorporated by reference to Exhibit 10.2 to Registration
                        Statement on Form S-3, filed November 28, 2000, File No.
                        333-50760)..................................................

10.13                   Assignment and Assumption Agreement, dated November 20,
                        2000, by and between Westgate International, L.P. and The
                        Kingston Limited Partnership (incorporated by reference to
                        Exhibit 10.3 to Registration Statement on Form S-3, filed
                        November 28, 2000, File No. 333-50760)......................

10.14                   Employment Agreement, dated March 9, 2001, between the
                        registrant and Charles Ardai*...............................

21.1                    Subsidiaries of registrant..................................

23.1                    Consent of PricewaterhouseCoopers LLP.......................

------------------------

    + Confidential treatment requested for portions of this agreement.

    *Management contract or compensatory plan or arrangement.

    (b) Reports on Form 8-K during the last quarter of the fiscal year covered by this Report:

    On October 13, 2000, Juno filed a report on Form 8-K reporting under Item 5 an "equity line" financing facility.

    On October 26, 2000, Juno filed a report on Form 8-K reporting under Item 5 its third-quarter results for fiscal year 2000.

    On October 26, 2000, Juno filed a report on Form 8-K reporting under Item 5 the filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission in connection with the "equity line" facility.

    On December 26, 2000, Juno filed a report on Form 8-K reporting under Item 5 that its chief financial officer, Rick Eaton, intended to resign during the first quarter of 2001.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2001:

                                                       JUNO ONLINE SERVICES, INC.

                                                       By:             /s/ CHARLES E. ARDAI
                                                            -----------------------------------------
                                                                         Charles E. Ardai
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2001.

SIGNATURE                                              TITLE

                /s/ Charles E. Ardai                   President, Chief Executive Officer and
     -------------------------------------------       Director
                  Charles E. Ardai                     (principal executive officer)

                                                       Senior Vice President and Corporate
                /s/ Harshan Bhangdia                   Controller;
     -------------------------------------------       Acting Chief Financial Officer
                  Harshan Bhangdia                     (principal accounting and financial officer)

             /s/ Thomas L. Phillips, Jr.
     -------------------------------------------       Director
               Thomas L. Phillips, Jr.

                 /s/ Edward J. Ryeom
     -------------------------------------------       Director
                   Edward J. Ryeom

                /s/ Louis K. Salkind
     -------------------------------------------       Director
                  Louis K. Salkind

                  /s/ David E. Shaw
     -------------------------------------------       Director
                    David E. Shaw