Form 10-Q
period 2001-03-31
JUNO ONLINE SERVICES INC
filed 2001-05-11
CIK 1018035

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO _____

                             COMMISSION FILE NUMBER:
                                    000-26009

                           JUNO ONLINE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                13-3914547
   ----------------------------------   ----------------------------------------
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

                              Yes |X|     No |_|

As of April 30, 2001, there were 41,688,888 shares of the Registrant's common stock outstanding.

                               INDEX TO FORM 10-Q
                                       FOR
                           JUNO ONLINE SERVICES, INC.

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION..........................................................................  3

Item 1.       Condensed Consolidated Financial Statements
              (unaudited)...............................................................................  3

              Condensed Consolidated Balance Sheets - March 31, 2001 and
                  December 31, 2000.....................................................................  3

              Condensed Consolidated Statements of Operations - Three months ended
                  March 31, 2001 and 2000...............................................................  4

              Condensed Consolidated Statement of Stockholders' Equity - Three months ended
                  March 31, 2001........................................................................  5

              Condensed Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2001 and 2000...............................................................  6

              Notes to Condensed Consolidated Financial Statements......................................  7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................................  9

PART II. OTHER INFORMATION..............................................................................  50

Item 1.       Legal Proceedings.........................................................................  50

Item 2.       Changes in Securities and Use of Proceeds.................................................  51

Item 6.       Exhibits and Reports on Form 8-K..........................................................  51

Item 7.       Signatures................................................................................  53

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     March 31,     December 31,
                                                                       2001           2000
                                                                     ---------     ------------
                                                                    (unaudited)
 Assets
 Current assets:
    Cash and cash equivalents ..................................     $  46,820      $  55,729
    Accounts receivable, net of allowance for
       doubtful accounts of $2,828 and $2,688 in 2001
       and 2000, respectively ..................................         7,749          9,420
    Prepaid expenses and other current assets ..................         1,354          3,141
                                                                     ---------      ---------
       Total current assets ....................................        55,923         68,290

 Fixed assets, net .............................................         8,354          9,164
 Other assets ..................................................           831            917
                                                                     ---------      ---------
 Total assets ..................................................     $  65,108      $  78,371
                                                                     =========      =========
 Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable and accrued expenses ......................     $  25,702      $  29,287
    Current portion of capital lease obligations ...............           692          1,209
    Deferred revenue ...........................................        14,596         14,578
                                                                     ---------      ---------
       Total current liabilities ...............................        40,990         45,074

 Capital lease obligations .....................................           415            402
 Deferred rent .................................................           122            150
 Liabilities expected to be settled with common stock ..........         4,000          4,000

 Commitments and contingencies
 Stockholders' equity:
    Preferred stock-$0.01 par value; 5,000,000 shares
       authorized, none issued and outstanding .................            --             --
    Common stock-$0.01 par value; 133,333,334 shares authorized,
       41,650,581 and 41,134,350 shares issued and outstanding
       in 2001, and 2000, respectively .........................           417            411
    Additional paid-in capital .................................       211,935        211,550
    Unearned compensation ......................................          (250)          (333)
    Cumulative translation adjustment ..........................            (5)            (1)
    Accumulated deficit ........................................      (192,516)      (182,882)
                                                                     ---------      ---------
       Total stockholders' equity ..............................        19,581         28,745
                                                                     ---------      ---------
       Total liabilities and stockholders' equity ..............     $  65,108      $  78,371
                                                                     =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                             2001          2000
                                                           --------      --------
 Revenues:
    Billable services ................................     $ 22,913      $ 16,736
    Advertising and transaction fees .................        5,790         6,409
    Direct product sales .............................           --           902
                                                           --------      --------
       Total revenues ................................       28,703        24,047
                                                           --------      --------

Cost of revenues:
    Billable services ................................       15,358        12,040
    Advertising and transaction fees .................        1,531         1,750
    Direct product sales .............................           --           856
                                                           --------      --------
       Total cost of revenues ........................       16,889        14,646
                                                           --------      --------

 Operating expenses:
    Operations, free service .........................        6,296         6,144
    Subscriber acquisition ...........................        6,299        44,751
    Sales and marketing ..............................        3,728         3,615
    Product development ..............................        2,390         2,463
    General and administrative .......................        3,381         1,776
                                                           --------      --------
       Total operating expenses ......................       22,094        58,749
                                                           --------      --------
       Loss from operations ..........................      (10,280)      (49,348)

 Interest income, net ................................          646         1,722
                                                           --------      --------
       Net loss ......................................     $ (9,634)     $(47,626)
                                                           ========      ========
 Basic and diluted net loss per share ................     $  (0.23)     $  (1.28)
                                                           ========      ========
 Weighted average shares outstanding used
    in basic and dilued net loss per share
    calculation ......................................       41,362        37,086
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

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Additional                  Cumulative
                                                 Common Stock         Paid-in      Unearned    Translation  Accumulated
                                               Shares     Amount      Capital    Compensation   Adjustment     Deficit     Total
                                              -------   ---------   ----------   ------------  ------------ ------------ ---------
Balance, December 31, 2000 ..............      41,134   $     411   $ 211,550    $    (333)   $      (1)   $(182,882)   $  28,745

    Issuance of common stock upon
       exercise of stock options ........         143           2          80           --           --           --           82
    Issuance of common stock in
       connection with employee stock
       purchase plan ....................          56           1         125           --           --           --          126
    Issuance of common stock in
       connection with equity line
       facility, net of offering costs ..         317           3         229           --           --           --          232
    Forfeitures of unearned compensation           --          --         (49)          49           --           --           --
    Amortization of unearned compensation          --          --          --           34           --           --           34
    Foreign translation adjustment ......          --          --          --           --           (4)          --           (4)
    Net loss ............................          --          --          --           --           --       (9,634)      (9,634)
                                              -------   ---------   ---------    ---------    ---------    ---------    ---------
 Balance, March 31, 2001 ................      41,650   $     417   $ 211,935    $    (250)   $      (5)   $(192,516)   $  19,581
                                              =======   =========   =========    =========    =========    =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            2001           2000
                                                                          ---------      ---------
 Cash flows from operating activities:
    Net loss ........................................................     $  (9,634)     $ (47,626)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization ................................         1,028            729
       Amortization of unearned compensation ........................            34             61
       Changes to operating assets and liabilities:
         Accounts receivable, net ...................................         1,671         (1,939)
         Prepaid expenses and other current assets ..................         1,686          2,149
         Accounts payable and accrued expenses ......................        (3,504)         2,391
         Deferred revenue ...........................................            18          2,359
                                                                          ---------      ---------
           Net cash used in operating activities ....................        (8,701)       (41,876)
                                                                          ---------      ---------
 Cash flows from investing activities:
    Purchases of fixed assets .......................................          (140)        (1,886)
    Other assets ....................................................            --           (329)
                                                                          ---------      ---------
           Net cash used in investing activities ....................          (140)        (2,215)
                                                                          ---------      ---------
Cash flows from financing activities:
    Payments on capital lease obligations ...........................          (504)          (829)
    Net proceeds from issuance of common stock ......................            --         81,080
    Proceeds from issuance of common stock
       in connection with employee stock purchase plan ..............           126            715
    Proceeds from issuance of common stock
       in connection with equity line, net of offering costs ........           232             --
    Proceeds from issuance of common stock
       upon exercise of stock options ...............................            82            446
                                                                          ---------      ---------
         Net cash (used in) provided by financing activities ........           (64)        81,412
                                                                          ---------      ---------
         Effect of exchange rate changes on cash and cash equivalents            (4)            --
         Net (decrease) increase in cash and cash equivalents .......        (8,909)        37,321

 Cash and cash equivalents, beginning of period .....................        55,729         91,497
                                                                          ---------      ---------
Cash and cash equivalents, end of period ............................     $  46,820      $ 128,818
                                                                          =========      =========
Supplemental disclosure of cash flow information:
    Cash paid for interest ..........................................     $      19      $      20

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc.; its wholly owned subsidiary, Juno Internet Services, Inc.; and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the "Company" or "Juno"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and other filings with the Securities and Exchange Commission.

    Juno is a provider of Internet-related services to millions of computer users throughout the United States. The Company offers multiple levels of service, including free basic Internet access, billable premium dial-up service, and (in certain markets) high-speed broadband access. The Company's revenues are derived primarily from the subscription fees charged for its billable premium services, from the sale of advertising, and from various forms of electronic commerce.

    The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999. Prior to the announcement, the Company's free basic service provided only basic dial-up e-mail functionality.

    The Company has experienced operating losses since its inception. Such losses are due in large part to the Company's historical efforts to maximize the number of subscribers to both its free basic service and its premium services, and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users. Although the Company reduced its investments in subscriber acquisition and other marketing activities by a substantial amount in the second half of 2000 and first quarter of 2001, and has taken steps to reduce other operating expenses, there can be no assurance that the Company will achieve or sustain profitability or positive cash flow in its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS") during the year ended December 31, 1999. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Other than the cumulative translation adjustment identified in stockholders' equity in the balance sheet, the Company has no items of other comprehensive income in any period presented.

EARNINGS PER SHARE

      In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Stock options in the amount of 9,785,582 and 6,068,082 shares for the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted EPS as they are antidilutive as a result of net losses during the periods presented.

                   JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. CONTINGENCIES

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

      The Federal Trade Commission has been investigating the advertising, billing and cancellation practices of various Internet companies, including the Company. At the FTC's request, the Company has provided marketing-related and customer service-related information concerning our services. On the basis of these submissions, the FTC staff has claimed, among other things, that the Company's disclosure practices about the possibility of users incurring telephone charges were insufficient, and that the Company's cancellation policies for subscribers to its billable services were unduly restrictive. On the basis of the Company's discussions with the FTC staff, the Company has begun implementing modifications to the disclosure we make about telecommunications charges that users might incur and to our billable services cancellation practices. Depending on the final outcome of the FTC inquiry, the Company could be required, under a consent order or otherwise, to make compensatory payments and implement additional modifications to its business practices. The results of operations for the year ended December 31, 2000 reflect a charge for exposure that management estimates could result from the FTC inquiry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF JUNO SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT AS WELL AS OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE INFORMATION UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 16, 2001. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. JUNO'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS QUARTERLY REPORT, AND IN OTHER REPORTS AND DOCUMENTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      Juno Online Services, Inc. is a leading provider of Internet access to millions of computer users throughout the United States. We provide multiple levels of service, including free basic Internet access, billable premium dial-up service, and high-speed broadband access, which is currently available in selected markets. Our revenues are derived primarily from the subscription fees we charge for the use of our premium Web access services, and to a lesser extent from the sale of advertising and from various forms of electronic commerce.

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

      o JUNO EXPRESS is a broadband service designed to provide high-speed access to the Internet through a variety of technologies. Currently offered in selected markets around the country, Juno Express is provided in DSL and wireless versions. Juno is currently testing a cable version of the service.

      In December 1999, in connection with the expansion of our free basic service to include full Web access, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

      In the month of March 2001, our base of active subscribers increased to
4.1 million, up from 4.0 million in December 2000. Our billable subscriber base grew to 910,000 at March 31, 2001, up from 842,000 at December 31, 2000. Total registered subscriber accounts grew to 15.9 million at March 31, 2001, up from
14.2 million as of December 31, 2000. See Selected Subscriber Data after the Results of Operations section in this Item for a presentation of subscriber data over the last five fiscal quarters. Our base of active subscribers encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers.

      The net increase of 68,000 billable subscribers during the first quarter of 2001 was largely attributable to migrations from our free basic service to our billable premium services. Toward the end of 2000, we began implementing measures designed to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service. While these measures are believed to have caused a certain amount of subscriber attrition from the free service and are likely to contribute to a projected decline in our active subscriber count over the coming quarters, we believe the measures are also responsible in part for the increase in migrations to our billable services that we experienced at the end of the fourth quarter of 2000 and the start of the first quarter of 2001. We do not expect the growth we experienced in December 2000 and the beginning of the first quarter of 2001 to continue in the current quarter or in subsequent quarters.

      We classify our revenues as follows:

      (1)   Billable services revenues, consisting of:

            (a) subscription fees that we receive from subscribers to our premium services;

            (b) technical support fees received when subscribers to our free basic service and those subscribers to Juno Web who are subscribed at selected discounted price points call a 900 number for live assistance from a support technician, as well as fees for other billable services; and

            (c) fees charged, at various times, for shipping and handling associated with mailing copies of the Juno software upon request to prospective Juno subscribers, and for short-term consulting engagements.

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

      We currently offer our billable premium services under a number of pricing plans. The list price for Juno Web is a flat rate of $19.95 per month, but since the launch of the service, we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as discounted flat-rate plans. Currently, the most common pricing plan for Juno Web is a flat fee of $9.95 per month following a free initial month. During the first quarter of 2001, we began adjusting the discounted prices offered through some marketing channels and to some of our existing subscribers. For example, we changed the billable service price plan we offered on our main Web page and through some other marketing channels from $9.95 per month to $14.95 per month. Although we expect the reduction of discounted pricing to cause some attrition from our billable services, we currently project that revenue lost due to a decline in billable subscriber count is likely to be largely counterbalanced by the higher revenues collected from the subscribers that remain and the cost savings associated with the elimination of the usage hours of any billable subscribers that leave the service. Our broadband service, Juno Express, is currently provided through a number of technologies, including

DSL and mobile wireless technologies, at price points starting at $49.95 per month. We have not undertaken any substantial amount of marketing for Juno Express to date, and as of March 31, 2001, only a negligible number of subscribers--roughly 3,000, not all of whom had completed the installation and set-up process by such date--had signed up for broadband service through Juno Express. Subscription revenues for our billable premium services accounted for approximately 97% of billable services revenues during the first quarter of 2001.

      The expansion of our free basic service to include full Web access in December 1999 caused the costs associated with operating our free basic service to increase significantly on a quarter-over-quarter basis in each of the first three quarters of 2000 due to significantly increased telecommunications connection time per subscriber per month. These costs, which are reflected in the "Operations, free service" line of our statement of operations, improved somewhat in the fourth quarter of 2000 and improved substantially further in the first quarter of 2001, following our adoption of measures designed to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service. These measures led to a quarter-over-quarter reduction of 44.5% in average monthly Web connection time for users of our free service in the first quarter of 2001 as compared to the fourth quarter of 2000. We expect our cost of Operations, free service to improve even further in the second quarter of 2001.

      When we expanded our free service to include full Web access, we also introduced a persistent advertising and navigation banner that is displayed to our free subscribers at all times while they use the Web. Our long-term strategy contemplated our generating sufficient additional revenues from this persistent advertising banner and from other advertising inventory we control to cover the costs associated with our service expansion. However, we have not yet been able to generate sufficient additional revenues to cover these increased costs. Furthermore, in December 2000, one of our competitors, NetZero, commenced legal action against us asserting that elements of the technology we use in connection with our persistent advertising and navigation banner infringe on a United States patent issued to them earlier that month. We intend to vigorously contest the allegations. For most of the first quarter, we were prevented from displaying advertisements for third parties in this persistent advertising banner due to a temporary restraining order issued in connection with this dispute. However, on April 12, 2001, the court lifted this temporary restraining order. On April 17, 2001, we resumed displaying third-party advertisements in the persistent advertising banner. Please see "Risk Factors that May Affect Future Results - If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages" and
Part II. Item 1. "Legal Proceedings" for more detailed information.

      Revenues from advertising and transaction fees declined by 44.9% to $5.8 million in the first quarter of 2001, down from $10.5 million in the fourth quarter of 2000. This decrease in advertising revenues can be attributed in large part to the widely reported decline in the market for Internet advertising, manifested in part through reduced signings, the reduction or cancellation of certain existing advertising contracts, and an increase in uncollectible receivables. On a per subscriber basis, revenues associated with our free basic service declined approximately 46.3% in the first quarter of 2001, to an average of $0.51 per month, down from approximately $0.95 per month in the fourth quarter of 2000. As noted above, we have taken steps to reduce expenses associated with providing the free service, with a particular emphasis on managing telecommunications costs through the reduction of average monthly Web connection time. We currently expect revenues associated with the free basic service to continue to be exceeded for some time by the sum of the expenses reported on the Operations, free service line and the portion of the Cost of revenues line associated with the free service. Our business may suffer if the market for Internet-based advertising fails to recover or if the steps we are taking to reduce expenses fail to have the desired impact. The impact on Juno of the softness in demand for Internet advertising is reflected in our backlog of advertising contracts, which continued to decrease, to approximately $7.0 million at the end of the first quarter of 2001 from about $12.0 million at the end of the fourth quarter of 2000 and $28 million at the end of the third quarter of 2000. New signings continued to slow in the first quarter of 2001 and a number of advertisers either shortened or cancelled their advertising contracts. Additionally, as certain advertisers have gone out of business or found themselves in financial distress--particularly Internet-related companies, which continue to account for the majority of our advertisers--we have also experienced a significant increase in uncollectible receivables. In light of these trends, we currently expect advertising and transaction fee revenue to decline further over the coming quarters, although we do not expect the revenue decline during the second quarter of 2001 to be as extensive as the roughly 40% drop in backlog from December 31, 2000 to March 31, 2001. Please see "Risk Factors that May Affect Future Results - Our strategic marketing alliances and other sources of advertising revenue are concentrated in the Internet industry, making us vulnerable to downturns experienced by other Internet companies or the Internet industry in general." During the first quarter of 2001, approximately 80% of revenues came from billable services, while the remaining 20% came from advertising and transaction fees. Our current expectation is that this mix of revenues will remain roughly constant for the remainder of the year, as we continue to emphasize our billable services.

      Our competitors for billable services revenues and advertising and transaction fees revenues include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have. This competitive environment could have a variety of harmful effects on us, including, among other things, necessitating advertising rate reductions or price reductions for our billable services, or placing us at a competitive disadvantage if, as we currently believe is likely, we do not maintain or increase our spending in areas such as marketing and product development.

      As of March 31, 2001, we held a total of $46.8 million in cash and cash equivalents. We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing reliance on external sources of capital. We have significantly reduced our operating expenses over each of the last three quarters. In particular, we have reduced Operations, free service expenses and expenditures for subscriber acquisition. Operations, free service expenses dropped to $6.3 million in the first quarter of 2001, down 42.2% from $10.9 million in the fourth quarter of 2000. Subscriber acquisition expenses also decreased to $6.3 million in the first quarter of 2001, down 27.7% as compared to the immediately preceding quarter and down 85.9% as compared to the year-ago quarter. We currently expect that net losses for the remaining nine months of 2001 will total $15 million or less.

      We are subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations. We believe Internet access providers may incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and may experience relatively lighter usage and relatively fewer account registrations during the summer. We believe some subscriber acquisition methods also tend to be most effective during the first and last calendar quarters of each year, and if we were to pursue such subscriber acquisition activities at some point in the future, we may take these types of seasonal effects into consideration in scheduling such marketing campaigns. Although we have relied heavily on direct mail in the past, we have suspended substantially all use of direct mail and do not currently plan to use either this channel or other cash-intensive marketing channels for subscriber acquisition in the near term. The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations. The failure to retain subscribers to our billable premium services, or an increase in the rate of cancellations of those services, would cause our business and financial results to suffer. Advertising revenues also depend in part on the size of our overall active subscriber base. Any reduction in our overall active subscriber base due to subscriber attrition would reduce the amount of ad inventory we have available to sell and may also have the effect of reducing our advertising revenue. We currently expect our active and billable subscriber count to decline over the coming quarters, in part as a result of the measures we have begun implementing to reduce telecommunications costs associated with our free service, drive migrations to our billable services, and reduce the use of discounted promotional pricing for our billable services.

      Our principal expenses consist of telecommunications, customer service, personnel and related costs, and marketing. We have elected to obtain a number of services principally from third-party providers. Services obtained from such providers include telecommunications services, customer service and technical support, and services related to the sale of certain advertising inventory and the delivery of the associated advertisements. Our business and financial results would be harmed were we no longer able to obtain these services at competitive rates.

      We have incurred net losses of $289 million from our inception on June 30, 1995 through March 31, 2001. We have relied primarily on sales of equity securities, totaling $300 million through March 31, 2001, to fund our operations. Included in this amount are $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock, $61.9 million of net proceeds from our March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering and $232,000 of net proceeds from sales of our common stock under our "equity line" facility, which we secured in October 2000. See "Liquidity and Capital Resources" of this Item for additional information about this facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      REVENUES

      Total revenues increased $4.7 million, to $28.7 million for the three months ended March 31, 2001 from $24.0 million for the three months ended March 31, 2000, an increase of 19.4%. This increase was due to increases in billable services, partially offset by a decrease in advertising and transaction fees and direct product sales.

      BILLABLE SERVICES. Billable services revenues increased $6.2 million, to $22.9 million for the three months ended March 31, 2001 from $16.7 million for the three months ended March 31, 2000, an increase of 36.9%. This increase was due primarily to a greater number of billable service subscribers and higher average monthly revenue per subscriber in the three months ended March 31, 2001, as compared with the year ago period.

      ADVERTISING AND TRANSACTION FEES. Advertising and transaction fee revenues decreased $0.6 million, to $5.8 million for the three months ended March 31, 2001 from $6.4 million for the three months ended March 31, 2000, a decrease of 9.7%. This decrease was due primarily to the decline in the market for Internet advertising and an increase in uncollectible receivables. Barter transactions accounted for approximately 1.8% and 1.5% of total revenues and 8.9% and 5.5% of advertising and transaction fees for the three months ended March 31, 2001 and 2000, respectively.

      DIRECT PRODUCT SALES. We stopped conducting direct product sales activities in August 2000 and have not sold any merchandise or recorded any revenue since then. Direct product sales totaled $0.9 million for the three months ended March 31, 2000.

      COST OF REVENUES

      Total cost of revenues increased approximately $2.2 million, to $16.9 million for the three months ended March 31, 2001 from $14.6 million for the three months ended March 31, 2000, an increase of 15.3%. This increase was due primarily to increases in costs associated with providing billable services to a substantially larger number of billable subscribers, partially offset by a decrease in costs associated with advertising and transaction fees and direct product sales.

      BILLABLE SERVICES. Cost of revenues related to billable services consists primarily of the costs to provide billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, during the three months ended March 31, 2001, cost of revenues related to billable services included the costs of mailing copies of the Juno software upon request to prospective Juno subscribers, who had to pay for delivery of the disks at that time, a practice we had discontinued for most of 2000.

      Cost of revenues related to billable services increased approximately
$3.3 million, to $15.4 million for the three months ended March 31, 2001 from $12.0 million for the three months ended March 31, 2000, an increase of 27.6%. This increase was due primarily to the costs of providing our billable subscription services to a substantially larger number of subscribers, offset in part by a decrease in the average monthly cost to provide the service to each billable subscriber as compared with the year-ago period. Costs related to the provision of these billable premium services, principally telecommunications, customer service, and technical support expenses, accounted for 87.1% of the total costs of revenues related to billable services during the three months ended March 31, 2001 and accounted for the majority of the increase. These expenses accounted for 88.6% of the total costs of revenues during the three months ended March 31, 2000. Cost of billable services revenues as a percentage of billable services revenues improved to 67.0% for the three months ended March 31, 2001 from 71.9% for the three months ended March 31, 2000. This improvement is primarily attributable to decreased average telecommunications rates, partially offset by increased average hours of usage per subscriber and average customer service costs per subscriber. However, cost of billable services revenues as a percentage of billable services revenues increased for the three months ended March 31, 2001 when compared with 62.2% for the three months ended December 31, 2000. This deterioration of billable service margin resulted from an increase in average hours of Web usage per billable subscriber, in particular, as heavier users of our free service migrated to our billable services following our December 2000 adoption of measures designed to address resource consumption by such users. The effect of this increase was offset, in part, by an increase in average revenue per billable subscriber and a decrease in our effective telecommunications rate. We currently expect hours of usage per billable subscriber to continue to increase. There can be no assurance that this growth will be offset by a further improvement in average revenue per billable subscriber or in our effective telecommunications rate.

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

      Cost of revenues for advertising and transaction fees decreased approximately $219,000, to $1.5 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, a decrease of 12.5%. This decrease was due primarily to the decline in advertising and transaction fee revenue associated with continued weakness in the market for Internet advertising. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees improved to 26.4% for the three months ended March 31, 2001 from 27.3% for the three months ended March 31, 2000. This improvement is due primarily to a decrease in telecommunications rates. However, cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees increased for the three months ended March 31, 2001 when compared with 18.4% for the three months ended December 31, 2000. This deterioration of advertising and transaction fees margin resulted from smaller average deal sizes and a reduced revenue base over which to allocate related overhead costs. Cost of revenues for advertising and transaction fees as a percentage of advertising and transaction fees is expected to remain at around 30% over the remainder of 2001.

      DIRECT PRODUCT SALES. Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by us to our subscribers and the associated shipping and handling costs.

      We stopped conducting direct product sales activities in August 2000 and have not incurred any costs since then. The cost of revenues for direct product sales was $856,000 for the three months ended March 31, 2000.

      OPERATING EXPENSES

      OPERATIONS, FREE SERVICE. Operations, free service expenses represent the costs associated with providing our free basic service. Costs consist principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

      Expenses associated with operations, free service increased approximately $152,000 to $6.3 million for the three months ended March 31, 2001 from $6.1 million for the three months ended March 31, 2000, an increase of 2.5%. This increase was due primarily to an increase in the average number of hours that each of our free service subscribers used the Web, offset primarily by a reduction in our effective telecommunications rate. However, expenses associated with Operations, free service decreased $4.6 million for the three months ended March 31, 2001 when compared with expenses of $10.9 million for the three months ended December 31, 2000. This improvement resulted primarily from a 44.5% reduction in average monthly Web connection time for users of our free service during the three months ended March 31, 2001 as compared to the three months ended December 31, 2000. This reduction was driven primarily by measures we began implementing late in the fourth quarter of 2000 to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service.

      SUBSCRIBER ACQUISITION. Subscriber acquisition costs include all costs incurred to acquire subscribers to either our free basic service or to one of our billable premium services. These costs have historically included the cost of direct mail campaigns, advertising through conventional and computer-based media, telemarketing, the production of advertisements to be displayed over the Juno services and transmission of such advertisements to our subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, including fees paid under stock-based subscriber referral agreements where payment is made primarily or entirely through the issuance of shares of our common stock, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

      Subscriber acquisition costs decreased $38.5 million, to $6.3 million for the three months ended March 31, 2001 from $44.8 million for the three months ended March 31, 2000, a decrease of 85.9%. This decrease was due to our not repeating in the first quarter of 2001 the extensive direct mail campaigns undertaken in the first quarter of 2000, as well as our suspending other marketing activities such as most television, radio, outdoor and other advertising campaigns. In June 2000, we decided to substantially curtail cash intensive subscriber acquisition activities in order to help bring our operating expenses more in line with our revenues. As a percentage of revenues, subscriber acquisition costs decreased to 21.9% in the three months ended March 31, 2001 from 186.1% in the three months ended March 31, 2000.

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

      Sales and marketing costs increased approximately $113,000, to $3.7 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000, an increase of 3.1%. This increase was due primarily to an increase in personnel and related costs (excluding sales commissions), as well as in trade advertising, partially offset by a reduction in telecommunications and credit card costs associated with direct product sales and sales commissions. As a percentage of revenues, sales and marketing costs improved to 13.0% in the three months ended March 31, 2001 from 15.0% in the three months ended March 31, 2000. This improvement was due primarily to an increase in revenues for the three months ended March 31, 2001 as compared to the year-ago period.

      PRODUCT DEVELOPMENT. Product development includes research and development expenses and other product development costs. These costs consist primarily of personnel and related overhead costs.

      Product development costs decreased approximately $73,000, to $2.4 million for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000, a decrease of 3.0%. This decrease was due primarily to a decline in personnel costs in both our domestic and India offices, offset in part by a slight increase in overhead costs. To date, we have not capitalized any expenses related to any software development activities.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

      General and administrative costs increased $1.6 million, to $3.4 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, an increase of 90.4%. This increase was due primarily to a rise in expenses associated with additional personnel and related overhead costs, uncollectible receivables, and legal fees associated with our defense of various claims brought against us by third parties. As a percentage of revenues, general and administrative costs increased to approximately 11.8% for the three months ended March 31, 2001 from 7.4% for the three months ended March 31, 2000.

      INTEREST INCOME, NET. Interest income, net decreased $1.1 million to $0.6 million for the three months ended March 31, 2001, from $1.7 million for the three months ended March 31, 2000, a decrease of 62.5%. This decrease was due primarily to interest income earned on lower average cash balances in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest income, net includes interest expense of $19,000 and $44,000 for the three months ended March 31, 2001 and 2000, respectively.

SELECTED SUBSCRIBER DATA

      The following table sets forth selected subscriber data for each of the five quarters ended March 31, 2001. This data should be read in conjunction with the information appearing elsewhere herein. The selected subscriber data for any quarter are not necessarily indicative of future periods.


                                  MAR. 31, 2001   DEC. 31, 2000  SEPT. 30, 2000   JUN. 30, 2000   MAR. 31. 2000

Total registered subscriber
  accounts as of (1) ..........      15,890,000      14,153,000      12,771,000      11,048,000       9,430,000

Active subscriber accounts
  in month ended (2) ..........       4,133,000       4,001,000       3,700,000       3,379,000       3,053,000

Active Web-enabled
  subscribers m month ended (3)       3,736,000       3,587,000       3,251,000       2,876,000       2,358,000

Billable service accounts
  as of (4) ...................         910,000         842,000         750,000         730,000         661,000

----------
(1) Includes all subscriber accounts created since Juno's inception, computed after deduction of any accounts that have since been cancelled, but regardless of current activity, if any.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since our formation, we have financed our operations primarily from funds generated by the sale of equity securities. Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock, $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering, and $232,000 of net proceeds from sales of our common stock under our "equity line" facility, which we secured in October 2000. We have incurred significant losses since inception, totaling $289 million through March 31, 2001. As of March 31, 2001 we had $46.8 million in cash and cash equivalents.

      Net cash used in operating activities for the three months ended
March 31, 2001 decreased $33.2 million to $8.7 million, down from $41.9 million for the three months ended March 31, 2000. This decrease was primarily the result of a decline in subscriber acquisition expenses, which represented approximately 101% of the overall decrease in the net loss, and a decrease in the balance of accounts receivable, offset in part by a decrease in the balance of accounts payable and accrued expenses associated with subscriber acquisition liabilities and deferred revenue. The decline in subscriber acquisition expenses was attributable to our decision to substantially curtail subscriber acquisition activities in order to help bring our operating expenses more in line with our revenues. The decrease in accounts receivable resulted from a decline in advertising and transaction fee revenues, as well as increased collection efforts during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Accounts receivable includes the portion of advertising and transaction fees and billable subscriber fees that have been billed in advance of the performance of all or a portion of the related services and that have not been collected. The portions of accounts receivable related to these fees as of March 31, 2001 and 2000--and the corresponding equal amounts that remained in our deferred revenue liability account balances at such dates--were $4,453 and $2,691, respectively.

      Net cash used in investing activities was $140,000, and $2.2 million for the three months ended March 31, 2001 and 2000, respectively. The principal use of cash for the periods presented was for the purchase of fixed assets. As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings. In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer. Expenditures associated with the purchase of telecommunications capacity, the provision of customer service, and subscriber acquisition and retention activities are expected to continue to represent a material use of our cash resources.

      Net cash used by and provided by financing activities was $64,000 and $81.4 million for the three months ended March 31, 2001, and 2000, respectively. Financing activities for the three months ended March 31, 2000 primarily included $81.1 million in net proceeds we received from our February 2000 follow-on offering of common stock.

      In October 2000, we entered into a common stock investment agreement with a private investment fund, The Kingston Limited Partnership, providing for the future issuance and purchase of shares of our common stock. This agreement and a related registration rights agreement constitute what is commonly referred to as an "equity line" facility. The equity line facility permits us to sell, subject to various restrictions, up to $7.5 million of common stock in each of up to 20 drawdown periods of 22 trading days each over the course of a period of up to two years, provided that we cannot sell more than $125 million worth of shares in total under the facility and may in practice only be able to sell a much lower amount. The total number of shares that may be issued under the facility depends on a number of factors, including the market price and trading volume of our common stock during each drawdown period we choose to initiate. Any stock issued to Kingston under this facility will generally be purchased at a price equal to 94 percent of the volume-weighted average trading price of our common shares on a given purchase day. Additionally, Kingston will generally not be obligated to purchase shares from us on any day when the purchase price would be less than $1.50 per share. Since Kingston's purchase price will generally be 94% of our volume-weighted average trading price during a given purchase day, Kingston generally will have no obligation to purchase shares on a given day to the extent that the volume-weighted average trading price of our shares during such day is less than $1.60 per share. Prior to the reduction of this minimum price condition from $2.50 per share to $1.50 per share in March 2001, Kingston agreed to waive the $2.50 minimum price condition with respect to one drawdown period, and Kingston may agree from time to time to waive the minimum purchase price in effect in the future to allow Juno to sell common stock to Kingston at prices lower than $1.50 per share. Kingston does not have an obligation to permit such sales, and may grant or deny such waivers in its sole discretion. Even if Kingston does grant such a waiver in a particular case and, at Juno's request, accepts a new minimum purchase price lower than $1.50 per share for a given drawdown period, there can be no assurance that Juno will meet such new minimum trading price condition to our ability to draw down funds for all or any portion of such drawdown period. We will control the timing and frequency of any sales, subject to the facility's various restrictions, and will have no obligation to draw down any minimum amount or number of times. However, the facility may be terminated if we sell no shares to the fund for a period of four consecutive months.

      The common stock investment agreement provides that the equity line will not be available to Juno unless a registration statement is effective to permit the fund to resell the shares purchased by it. Juno has filed a registration statement on Form S-3 with the Securities and Exchange Commission on November 28, 2000 to register the resale by the fund of up to 10,000,000 shares of the common stock that may be issued to it under the equity line facility. As of April 30, 2001 we had sold 317,400 shares and raised net proceeds of $232,000 under this facility.

      As of March 31, 2001, we held a total of $46.8 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months.

      Over the coming quarters, we expect further improvements in our operating expenses. Savings are expected to be driven by further reductions in telecommunications hours associated with the free service and, to a lesser extent, in expenditures for subscriber acquisition, as well as by reductions in staff-related expenses achieved by the recent scaling back of selected departments in response to the evolving business environment and expanding the use of our resources in India. In April 2001, we eliminated approximately forty positions (net of ongoing replacement searches) that we concluded were no longer necessary due to shifts in the business and the relocation of certain functions to our India office. At April 30, 2001, worldwide headcount was 262.

      In 2000, we entered into several transactions in which Juno's payment for services rendered may be settled, in whole or in part, through the issuance of our common stock.

      On June 29, 2000, we entered into a subscriber referral agreement with SmartWorld Communications, Inc. and its subsidiaries SmartWorld Technologies, LLC and Freewwweb, LLC. Under the terms of the Freewwweb Agreement, Freewwweb began to refer its subscribers to our Internet access services on July 19, 2000 and is entitled to receive consideration from us for each former Freewwweb subscriber that became a new subscriber to our services and subsequently met certain qualification criteria. Under the terms of the Freewwweb Agreement, such consideration will include cash and may include, at our option, shares of our common stock. The number of shares of our common stock will be based on the closing sale price of our common stock on the dates of issuance. In accordance with the Freewwweb Agreement, we have ceased accepting additional Freewwweb subscribers. We have not yet issued any shares of our common stock to Freewwweb or its affiliates under this agreement. Please see Part II, Item 1 "Legal Proceedings" for additional information concerning this transaction.

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

      o     anticipate and adapt to the changing market for Internet services;

      o generate revenues sufficient to cover our operating expenses through the sale of our billable premium services, through the sale of advertising or from other revenue sources;

      o preserve or raise the capital necessary to fund our operations to the extent that they are not profitable;

      o control the cost of providing our free basic service by implementing measures designed to discourage excessive use of this service, and to do so without causing undesirable levels of subscriber attrition;

      o maintain and develop strategic relationships with business partners to advertise their products over our services, particularly in light of ongoing weakness in the market for Internet advertising;

      o promote awareness of and attract subscribers to the Juno services, particularly to the extent that we continue to refrain from conducting any material external marketing activities;

      o prevent increases and achieve reductions in the rates we pay for telecommunications services;

      o respond to actions taken by our competitors and the entry of new competitors into our markets;

      o     develop and deploy successive versions of the Juno software;

      o operate computer systems and related infrastructure adequate to effectively provide our basic service and our billable premium services;

      o provide technical and customer support to our subscribers in a cost-effective manner;

      o operate broadband Internet access services in a cost-effective manner, whether independently or in collaboration with one or more third parties, to whatever extent we might choose to offer such services;

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

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION IN 1995 AND MAY NOT EVER BECOME CASH-FLOW POSITIVE OR PROFITABLE

      Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to attract subscribers to and promote awareness of these services and to build our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998, $55.8 million for the year ended December 31, 1999, $131.4 million for the year ended December 31, 2000 and $9.6 million for the three months ended March 31, 2001. As of March 31, 2001, our accumulated net losses totaled $289.0 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997, $20.9 million for the year ended December 31, 1998, $45.1 million for the year ended December 31, 1999, $109.5 million for the year ended December 31, 2000 and $8.7 million for the three months ended March 31, 2001.

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

      o the extent to which our reduction in marketing activity to acquire subscribers and promote the Juno brand affects our ability to acquire and retain subscribers;

      o the availability and effectiveness of any revenue sharing arrangements or other strategic alliances;

      o the demand for Internet advertising and our ability to collect outstanding receivables from our advertisers;

      o     seasonal trends relating to Internet advertising spending;

      o capital expenditures related to upgrading our computer systems and related infrastructure;

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

      o changes in operating expenses including, in particular, telecommunications expenses and the cost of providing various types of technical and non-technical customer support to our subscribers; and

      o economic conditions specific to the Internet, as well as general economic and market conditions.

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

      On October 6, 2000, we entered into an equity line facility with The Kingston Limited Partnership, pursuant to which we may, subject to certain conditions, be able to issue common stock to Kingston over the course of a period of up to two years, in an aggregate amount not to exceed $125 million. However, under our agreement with Kingston, they are not obligated to purchase shares of our common stock unless a number of conditions have been satisfied. In particular, they generally have no obligation to purchase shares to the extent that their purchase price on a given purchase day would be less than $1.50 per share. Since Kingston's purchase price will generally be 94% of our volume-weighted average trading price during a given purchase day, Kingston generally will have no obligation to purchase shares on a given day to the extent that the volume-weighted average trading price of our shares during such day is less than $1.60 per share. Prior to the reduction of this minimum price condition from $2.50 per share to $1.50 per share in March 2001, Kingston agreed to waive the $2.50 minimum price condition with respect to one drawdown period, and Kingston may agree from time to time to waive the minimum purchase price in effect in the future to allow Juno to sell common stock to Kingston at prices lower than $1.50 per share. Kingston does not have an obligation to permit such sales, and may grant or deny such waivers in its sole discretion. Even if Kingston does grant such a waiver in a particular case and, at Juno's request, accepts a new minimum purchase price lower than $1.50 per share for a given drawdown period, there can be no assurance that Juno will meet such new minimum trading price condition to our ability to draw down funds for all or any portion of such drawdown period.

      In addition to price-related limitations, Kingston generally has no obligation to purchase shares on a given day to the extent that such purchases would exceed specified limitations based on our trading volume. Kingston cannot purchase shares of our common stock unless a registration statement covering such shares is effective, and Kingston has the right to terminate the facility in its entirety if we have sold no shares to Kingston for a period of four consecutive months. Additionally, the equity line facility provides that Kingston may not purchase a number of shares that, when added to all other shares purchased under the facility, would exceed 19.99% of the number of shares of our common stock issued and outstanding on October 6, 2000 unless either we obtain stockholder approval of issuances under the facility in excess of that amount, or Kingston is advised by counsel that the rules of the principal market or exchange on which our shares are quoted or listed would permit such an issuance without stockholder approval. As of October 6, 2000, we had a total of 38,944,360 shares of common stock issued and outstanding, 19.99% of which would be 7,784,978 shares. In connection with our annual shareholder meeting scheduled for May 16, 2001, we have requested stockholder approval for sales under the equity line facility in excess of 7,784,978 shares, up to a maximum of 12,000,000 shares. As of March 31, 2001, we had issued 317,400 shares of our common stock under the equity line facility for aggregate net proceeds of $232,000.

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

      In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

      In addition, declines in our stock price might harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing, equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services. A low stock price may impair our ability to draw down funds under the equity line facility, because The Kingston Limited Partnership, the purchaser under the equity line facility, is generally not required, absent a waiver of the minimum purchase price requirements under the facility by the parties, to purchase shares of our common stock under the facility on a given day if our volume-weighted average stock price during such day is less than $1.60 per share or to the extent that such purchases would exceed specified limitations based on our trading volume.

OUR STOCK PRICE COULD DECLINE AND OUR STOCKHOLDERS COULD EXPERIENCE SIGNIFICANT OWNERSHIP DILUTION DUE TO OUR ABILITY TO ISSUE SHARES UNDER THE EQUITY LINE FACILITY

      The equity line facility permits us to sell, subject to various restrictions, up to $7.5 million of common stock in each of up to 20 drawdown periods of 22 trading days each over the course of a period of up to two years, although we cannot sell more than $125 million in total under the facility and may in practice only be able to sell a much lower amount. The total number of shares that may be issued under the facility depends on a number of factors, including the market price and trading volume of our common stock during each drawdown period we choose to initiate.

      Because the purchase price of any shares we choose to sell under the equity line facility is based on the volume-weighted average trading price of the common stock on the date of purchase, both the number of shares we would have to sell in order to draw down any given amount of funding and the associated ownership dilution experienced by our stockholders will be greater if the price of our common stock declines. The lowest price at which Kingston is obligated to purchase shares from us under the equity line facility is currently $1.50 per share. We and Kingston have previously agreed to waive this condition with respect to one drawdown period when the lowest price would have otherwise been $2.50 per share and we may agree to waive this condition from time to time in the future in order to allow us to sell shares to them at prices lower than $1.50.

      In the event that we were able, in spite of the various restrictions contained in the equity line facility, to draw down the maximum amount under the facility, and if we indeed chose to draw down the full $125 million, and if all sales under the facility occurred at $1.50 per share, then we would need to issue 83,333,333 shares of common stock to Kingston, well in excess of the 41,650,581 shares of our common stock outstanding as of March 31, 2001. If Kingston permitted us to sell shares to them at prices lower than $1.50 per share and we chose to do so, then it is possible that an even greater number of shares could be issued. In general, ownership dilution will increase as the market price for our common stock declines.

      As of January 23, 2001, we had registered 10,000,000 shares of our common stock for sale with the Securities and Exchange Commission in connection with the equity line facility. If issued, these shares would represent 19.4% of our shares outstanding, when added to the number of shares outstanding as of March 31, 2001.

      The perceived risk associated with the possible sale of a large number of shares under the equity line facility at prices as low as $1.50 per share--or even lower, in the event that we were to request and Kingston were to agree to a waiver allowing us to sell shares to them at prices below $1.50 per share--could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

WE MAY ISSUE COMMON STOCK TO PAY FOR SERVICES IN TRANSACTIONS THAT CAUSE DILUTION TO OUR STOCKHOLDERS, AND THE DILUTIVE EFFECT OF THESE ISSUANCES WOULD INCREASE TO THE EXTENT THAT OUR STOCK PRICE DECLINES

      In addition to the equity line facility, we have entered into a number of relationships in which we may use our common stock to compensate third parties for services performed for us, including subscriber referral services, and we may enter into additional such relationships in the future. In most of these transactions, the payments owed by Juno will be calculated in dollar terms, with Juno having the right to issue an equivalent amount of its common stock in lieu of making cash payments. We currently anticipate that we will generally exercise those rights to make payments in our common stock where available to us, although we may choose to pay for some or all of such expenses in cash. If the price of Juno common stock should decline, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our stockholders, and potentially impairing our ability to draw down on the equity line facility or execute other financing transactions. Additionally, the third parties to whom we issue common stock will generally have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of these shares in the market, or the perception that such sales could occur.

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

      o RISK THAT THE NUMBER OF HOURS OUR FREE BASIC SERVICE IS USED, AND THE COST OF PROVIDING THE SERVICE, WILL NOT DECREASE, AND MAY INCREASE. The cost of providing our free basic service is proportional to the amount of time subscribers to the service spend using it to connect to the Internet or to Juno's central computers. As users of the service spend more time connected, the costs we incur to provide the service go up. Starting toward the end of 2000, we began implementing measures designed to address disproportionate resource consumption by relatively heavy users of our free basic service, but there can be no assurance that these or any future measures we may implement will be successful in reducing either average connection time per subscriber or aggregate connection time for all users of the service on an ongoing basis. If aggregate hours of connection time associated with our free basic service increase or do not continue to decline, our business and financial results may suffer.

      o RISK THAT WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM THE SALE OF ADVERTISING ON THE PERSISTENT ADVERTISING AND NAVIGATION BANNER CURRENTLY DISPLAYED WHILE FREE SUBSCRIBERS USE THE WEB, OR THAT PENDING LITIGATION MIGHT REQUIRE US TO PERMANENTLY DISABLE THIS BANNER OR DISCONTINUE ITS USE FOR THE DISPLAY OF THIRD-PARTY ADVERTISING. The display of a persistent advertising and navigation banner to users of our basic service when they use the Web creates a significant amount of advertising inventory. To date, this advertising inventory has not generated significant revenues, even with the efforts of a third party, 24/7 Media, engaged by us to bear primary responsibility for the sale of this inventory in return for a commission. In late 2000, we settled an arbitration proceeding we initiated against 24/7 Media, and the parties agreed to a restructured, non-exclusive relationship without future guaranteed minimum payments to Juno.

            Additionally, in connection with a patent infringement action brought against us by NetZero, Inc., we discontinued the display of third-party advertisements in the persistent advertising and navigation banner as of January 12, 2001, pursuant to a temporary injunction entered by the court. We resumed displaying third-party advertisements after the temporary injunction was lifted in April 2001, but if NetZero ultimately succeeds in its infringement action, we may be permanently prohibited from utilizing our advertising and navigation banner for the display of third-party advertising or possibly for any purpose, including the promotion of Juno's own premium billable services and the differentiation of our free basic service from our premium billable services.

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

WE MAY EXPERIENCE CONTINUED INCREASES IN OUR TELECOMMUNICATIONS COSTS

      Our telecommunications costs represent one of the most significant expenses of providing our services, and they may increase, especially if overall use of the Web by our subscribers increases. When using e-mail, subscribers generally need to be connected to our central computers only for the relatively short period of time required to send e-mail they have written or download e-mail that has been sent to them. However, when using the Web, or when using e-mail while connected to the Web, a subscriber remains continuously connected to the Internet for the entire duration of the session. Since we purchase telecommunications resources on a metered basis based on hours of connection time, the longer connections associated with accessing the Web generate significantly higher expenses than the shorter connections generally associated with downloading or uploading e-mail messages. Starting toward the end of 2000, we began implementing measures designed to reduce the amount of time heavier users of our free basic service spend connected, but there is a substantial risk that these measures will not result in sustained reductions in the overall telecommunications resources consumed by users of our free basic service. Some of our users have circumvented these measures, thereby avoiding the associated usage limitations, or have otherwise engaged in prohibited usage practices that cause us to incur significant telecommunications expenses. There is a risk that we will not be able to prevent or reduce such practices in the future, and that our telecommunications expenses might not decline, or might increase, as a result. Additionally, even if we are successful in reducing aggregate hours of telecommunications usage by our free subscribers, since some of our telecommunications agreements include tiered pricing arrangements under the terms of which our rates increase if usage declines below specified levels, even a significant reduction in per-subscriber telecommunications consumption might fail to result in proportional savings to Juno.

      Furthermore, we have experienced significant increases in the amount of time that users of our billable premium services spend connected to the Web. We believe this trend is likely to continue and may accelerate, especially if we continue to experience migrations from our free service to our billable premium services by relatively heavy users of our free service who are seeking to avoid the usage constraints we began imposing on the free service in late 2000. As a result, we may experience increases in overall connection time by Juno subscribers and/or in connection time per Juno subscriber, even if we are successful at reducing connection time per subscriber to the free basic service. Accordingly, this trend could be expected to increase our telecommunications costs both on an absolute and a per-subscriber basis, unless we are able to achieve corresponding reductions in our telecommunications rates. If we were to attract new subscribers to our services, our telecommunications costs would increase still further on an absolute basis. We cannot assure you that we will be able to achieve adequate reductions in our per-subscriber telecommunications costs, or any such reductions, and if we are unable to achieve such reductions, our business and financial results will suffer.

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

      On December 26, 2000, NetZero, Inc. filed an action in the United States District Court for the Central District of California, alleging that Juno has infringed U.S. Patent No. 6,157,946. NetZero has alleged that the persistent advertising and navigation banner used on Juno's free service, along with other elements of Juno's service, infringes the patent. NetZero is seeking unspecified monetary damages, attorneys fees, and injunctive relief, including a prohibition on Juno's continuing to offer its free service in its current form. On January 5, 2001, the court granted an interim temporary restraining order prohibiting Juno from displaying third-party advertisements in the persistent advertising and navigation banner displayed to users of Juno's free service. Following a court hearing on April 12, 2001, the temporary restraining order was lifted. Although no injunctive restrictions are currently in force in the period prior to trial, it remains possible that the ultimate outcome of this dispute could have an adverse impact on how we are permitted to operate our services. If, as a result of this dispute, we were required permanently to discontinue our display of third-party advertising on the advertising and navigation banner, our advertising revenues could be materially harmed. If we were required permanently to discontinue our use of the persistent advertising and navigation banner entirely, the presence of this device as a differentiating feature between our free service and our premium services, as well as our ability to use the banner to promote our billable premium services, would be eliminated, and our ability to upgrade users to and retain users in our billable premium services would be impaired. If we were required to cease providing our free service in its current form, our financial results and our business prospects could be materially adversely affected. A trial is currently expected to commence later in 2001, and we intend to continue defending our interests vigorously in this matter.

      We have been granted six U.S. patents covering aspects of our technology for the offline display of advertisements and the authentication and dynamic scheduling of advertisements and other messages to be delivered to computer users. We have also filed a number of other U.S. patent applications relating to additional aspects of our business. We cannot assure you, however, that these applications will result in the issuance of patents, that any patents that have been granted or that might be granted in the future will provide us with any competitive advantages or will be exploited profitably by us, or that any of these patents will withstand any challenges by third parties. We also cannot assure you that others will not obtain and assert patents against us which are essential for our business. If patents are asserted against us, we cannot assure you that we will be able to obtain license rights to those patents on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

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

      Our business strategy contemplates that some of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying increasingly on this migration as a major source of subscribers to our billable premium services. Since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. There is a risk that repeated exposure to these advertisements may cause their effectiveness to decline. Furthermore, to the extent that our number of active free subscribers declines, due to usage restrictions imposed on the free service or for any other reason, we will have a smaller pool of free subscribers to solicit, further reducing the absolute number of potential migrations to our billable services. As a result, advertisements promoting our billable services to our free subscribers may prove insufficient to generate a material number of new subscriptions to our billable services. The rate at which users of the free basic service upgrade to our billable premium services may decline, and for this and other reasons, our overall billable subscribers count is likely to decline. If our marketing techniques fail to generate an adequate conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly or indirectly into our billable premium services is greater than expected, if diminished capital resources require us to curtail even further our use of external marketing channels, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results will suffer.

OUR MARKETING RESOURCES MAY BE INSUFFICIENT TO GENERATE NEW SUBSCRIBERS OR AWARENESS OF OUR SERVICES

      In light of our objective of preserving cash resources, we have significantly reduced our marketing activities in recent quarters, and we expect that we will reduce such activities further in the future. Any marketing activities we do engage in are unlikely to be sufficient to increase or maintain the size of our subscriber base and may not be sufficient to develop or maintain awareness of our services. Many of our competitors have greater financial resources than we do and have undertaken significant advertising campaigns. We cannot predict the timing, the type, or the extent of future advertising activities by our competitors. It is possible that marketing campaigns undertaken by our competitors will have an adverse effect on our ability to retain or acquire subscribers. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers to our services, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results may suffer.

OUR ACTIVE AND BILLABLE SUBSCRIBER COUNTS ARE LIKELY TO DECLINE AND OUR BUSINESS MAY SUFFER AS A RESULT OF CONTINUED REDUCTIONS IN OUR SUBSCRIBER ACQUISITION ACTIVITIES

      We may not succeed in acquiring or retaining a sufficiently large subscriber base for our free basic service and our billable premium services. To acquire new subscribers, we have historically relied on a number of cash-intensive distribution channels for our free proprietary software that enables subscribers to use our services. The most significant channel has been the use of direct mail to circulate diskettes or CDs containing our software to large numbers of prospective subscribers. We have suspended substantially all use of direct mail for subscriber acquisition, and although our plans could change in response to any of a number of factors, we do not currently expect to resume its use in the near future. Most of our other subscriber acquisition activities have similarly been suspended or materially curtailed, and we expect that our subscriber acquisition activities will continue to diminish in the future. In the past, we have undertaken some subscriber acquisition activities that entail the expenditure of lesser amounts of cash, including stock-based subscriber referral agreements with smaller Internet access providers seeking to exit the business, but there can be no assurance that we will pursue such opportunities in the future, that such opportunities will be available to us if we do choose to pursue them, that we would be successful in exploiting additional such opportunities if they were to become available, or that the number of subscribers generated by any such opportunities would be sufficient to grow or even maintain the size of our subscriber base. Additionally, there is a risk that recent declines in the trading price of our common stock will adversely affect the willingness of potential counterparties to accept Juno common stock as an alternative to cash consideration in connection with such opportunities, to whatever extent we might choose to pursue them. To the extent that alternative subscriber acquisition methods we employ involve the issuance of Juno common stock as consideration, existing stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. The reduction or our subscriber acquisition activities is likely to contribute to the projected decline in our active and our billable subscriber count, and such decline may cause our business and financial results to suffer.

DIFFICULTY RETAINING SUBSCRIBERS TO OUR SERVICES, AS WELL AS SUBSCRIBER ATTRITION CAUSED BY MEASURES WE HAVE IMPLEMENTED TO DISCOURAGE DISPROPORTIONATE USAGE OF OUR FREE SERVICE BY OUR HEAVIER USERS AND TO REDUCE THE DISCOUNTED PRICING ENJOYED BY SOME OF OUR BILLABLE SUBSCRIBERS, MAY CAUSE OUR BUSINESS TO SUFFER

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

      Furthermore, we have recently begun implementing certain measures designed to encourage heavier users of our free service to alter their usage patterns, upgrade to one of our billable services, or generate additional revenues in some other way that might help us cover the higher costs they cause us to incur. While the details of these measures may change over time, these measures currently include, but may or may not be limited to, the display of additional advertising to heavier users and the prioritization of access to our free service according to usage levels, among other factors. Such prioritization mechanisms currently make it more difficult for heavier users of our free service to establish and maintain a Web connection through this service, particularly during those hours when overall usage tends to be highest, than is expected to be the case for free subscribers whose usage patterns are more typical. As a result of these measures, we expect to experience at least some degree, and possibly a substantial amount, of incremental subscriber attrition. We are unable to predict the amount of such attrition we might experience overall, or the extent to which it might involve subscribers other than those heavier users to whom we currently target these measures. In the event the decrease in the size of Juno's subscriber base is significant, and particularly to the extent such attrition were to involve subscribers other than the targeted groups, such measures could cause our business and financial results to suffer. Furthermore, we have begun to reduce the use of discounted pricing plans for our billable premium services, by offering higher-priced plans both through selected external marketing channels and to some of our existing billable subscribers. We believe these pricing changes will cause attrition from our billable services in excess of that which we would expect in the absence of such changes. Additionally, we may at some point in the future charge a fee for our basic service or cap the amount a subscriber may use this service in a given period. If these or other changes result in the loss of a significant number of subscribers, our business and financial results could suffer.

      In the past, we have experienced lengthy periods during which subscriber attrition caused the total number of subscribers using our services in a given month to remain relatively static despite our addition of a substantial number of new users to our services. In recent quarters, we have significantly reduced our levels of expenditure for subscriber acquisition and retention, and we expect to further reduce our expenditures for such activities in the future. Although the many factors affecting subscriber acquisition and retention make it difficult to accurately predict the future size of our subscriber base, we currently expect that our active and billable subscriber count will decline in coming quarters, due to the factors described above, among others. If the decline in the size of our active or billable subscriber base were significant, our business and financial results could suffer.

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

      Our competitors may be able to charge less for premium Internet services than we do for our billable premium services, or offer services for free that we provide only for a fee, which may put pressure on us to reduce or eliminate, or prevent us from raising, the fees we charge for our billable premium services. We may choose, for competitive or other reasons, to lower or eliminate the fees we currently charge for our billable premium services, or enhance the features available to users of our free basic service, in order to remain competitive with other industry participants. Any decrease in such prices could result in a reduction in our billable services revenue and would harm the profitability of our billable services.

      In the near term, however, we have begun to increase the prices we charge at least some subscribers to our billable premium services, in an effort to increase our billable services revenue and improve the profitability of such services. Such price increases can be expected to result in subscriber attrition, possibly to an extent sufficient to cause overall revenues from billable services to decline, and this outcome could cause our business and financial results to suffer.

      In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

      o National providers of Internet access such as AOL Time Warner, EarthLink and Microsoft, including some companies, such as Bluelight.com and NetZero, that offer some level of Internet access for free;

      o Numerous independent regional and local Internet service providers that may offer lower prices than most national Internet service providers;

      o Various national and local telephone companies such as AT&T, MCI WorldCom Communications and Pacific Bell, a division of SBC Telecom;

      o Companies providing Internet access through "set-top boxes" connected to a user's television, such as WebTV, or through a "cable modem" connected to a user's personal computer, such as Excite@Home; and

      o Companies providing Internet access services using other broadband technologies, including digital subscriber line technology, commonly known as DSL, such as the Regional Bell Operating Companies and various partners of Covad Communications.

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

WE RELY ON REVENUES FROM ADVERTISING AND ELECTRONIC COMMERCE AND THESE REVENUES HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY CONTINUED WEAKNESS IN THE MARKET FOR INTERNET ADVERTISING

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

      In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by continuing and significant reduction in demand, the reduction or cancellation of advertising contracts, a significant increase in uncollectible receivables from advertisers, and a significant reduction of Internet advertising budgets, especially by Internet-related companies. In addition, an increasing number of Internet-related companies have experienced deteriorating financial results and liquidity positions, and/or have ceased operations or filed for bankruptcy protection, or may be expected to do so. The impact of these trends is exacerbated in Juno's case because of the large percentage of Juno's advertisers that are Internet-related companies. If demand for Internet advertising in general or our advertising inventory in particular does not increase or declines further, if our advertisers reduce or cancel their contracts with us or if we are unable to collect amounts they owe us for contracts we fulfill, our business and financial results may suffer.

      OUR COMPETITION IS LIKELY TO INCREASE IN THE FUTURE

      Our competition has increased and is likely to continue to increase. We believe this will happen as Internet service providers and online service providers consolidate and become larger, more competitive companies, and as large diversified telecommunications and media companies acquire Internet service providers. Many market participants offer services similar to one or more of the services we provide.

Other market participants may introduce free or billable Internet services that compete with ours. The larger Internet service providers and online service providers, including America Online, offer their subscribers a number of services that we do not currently provide. Some diversified telecommunications and media companies, such as AT&T, have begun to bundle other services and products with Internet access services, potentially placing us at a significant competitive disadvantage. Additionally, some Internet service providers and personal computer manufacturers have formed strategic alliances to offer free or deeply discounted computers to consumers who agree to sign up with the service provider for a one-year or multi-year term. In a variant on this approach, some Internet service providers have secured strategic relationships with manufacturers or retailers of computer equipment in which the service provider finances a rebate to consumers who sign up with the service provider for one or more years. In the past, we have formed several such relationships, and did not find them effective as a means of attracting new subscribers to our services. Our competitors may be able to establish strategic alliances or form joint ventures that put us at a serious competitive disadvantage. Increasing competition could result in increased subscriber attrition. It could also put pressure on us to increase our spending for sales and marketing and for subscriber acquisition and retention activities at a time when we may not have adequate cash resources to devote to such activities. Competition could also require us to lower the prices we charge for our billable premium services, or eliminate such fees altogether, in order to maintain our marketplace position. Alternatively our decision to increase the prices we charge at least some subscribers to our billable services could cause our marketplace position to suffer. Any of these scenarios could harm our business and financial results, and we may not have the resources to continue to compete successfully.

OUR STRATEGIC MARKETING ALLIANCES AND OTHER SOURCES OF ADVERTISING REVENUE ARE CONCENTRATED IN THE INTERNET INDUSTRY, MAKING US VULNERABLE TO DOWNTURNS EXPERIENCED BY OTHER INTERNET COMPANIES OR THE INTERNET INDUSTRY IN GENERAL

      In the quarter ended March 31, 2001, we derived approximately 60% of our advertising and transaction fee revenue from strategic marketing and advertising relationships with other Internet companies. At the current time, we believe that some of these companies may be having difficulty generating operating cash flow or raising capital, or are anticipating such difficulties, and are electing to scale back the resources they devote to advertising, including on our services. Other companies in the Internet industry have depleted their available capital, and have ceased operations or filed for bankruptcy protection or may be expected to do so. Difficulties such as these have affected and may continue to affect the total amount of advertising inventory we sell, as well as our ability to collect revenues or advances against revenues from our existing partners or advertisers as such amounts become due. An increasing number of our strategic marketing partners and advertisers, including some with agreements providing for minimum guaranteed payments, have either already defaulted on periodic payments due to us, or informed us that they will not meet their obligations. If the current environment for Internet advertising does not improve, our business and financial results may suffer.

WE ARE DEPENDENT ON STRATEGIC MARKETING ALLIANCES AS A SOURCE OF REVENUES AND OUR BUSINESS COULD SUFFER IF ANY OF THESE ALLIANCES IS TERMINATED

      We have strategic marketing alliances with a number of third parties, and most of our strategic marketing partners have the right to terminate their agreements with us on short notice. The number of terminations of various types of advertising contracts by our partners increased over the course of 2000 and during the first quarter of 2001. In light of the concentration of our advertisers within the Internet industry, we expect that we will continue to experience a significant number of terminations during the remainder of 2001, which could cause our business and financial results to suffer, especially if such terminations are coupled with a refusal to pay amounts owed to Juno at the time of termination. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreements with equally beneficial arrangements. We also expect that we will not be able to renew all of our current agreements when they expire and that, to the extent we are able to renew some or all, that we may not be able to do so on favorable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE MARKET FOR INTERNET ADVERTISING CONTINUES TO CONTRACT OR FAILS TO RECOVER

      Or business and financial results are dependent on the use of the Internet as an advertising medium. Internet-based advertising accounts for only a small fraction of all advertising expenditures, and we cannot be sure that Internet-based advertising will ever grow to account for a substantial percentage of total advertising spending or when an increase might occur. Our business may suffer if the market for Internet-based advertising continues to contract or fails to recover. Our business also may suffer if users install "filter" software programs that limit or prevent advertising from being delivered to their computers or to the extent that they fraudulently use our services without also using the Juno software that enables us to display ads to them while they do so. Widespread adoption of such filter software could harm the commercial viability of Internet-based advertising, while an increase in the amount of fraudulent usage we experience could harm our ability to sell such advertising.

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

      Between January 12, 2001 and April 12, 2001, we were subject to a temporary restraining order in connection with a patent infringement action brought against us by NetZero, Inc. During its pendency, the temporary restraining order required us to discontinue the display of third-party advertisements in the persistent advertising and navigation banner displayed to users of our free basic service when they use the Web. Although the temporary restraining order was lifted following a court hearing on April 12, 2001, and no injunctive restrictions are currently in force, it is possible that NetZero could ultimately succeed in its infringement action. If NetZero were to prevail, we could be permanently prohibited from utilizing our advertising and navigation banner as an additional source of advertising inventory. There can be no assurance that, in the future, we will be able to continue the use of the advertising and navigation banner in any fashion, or that, if we are permitted to do so, we will be able to generate significant revenues from the sale of advertising inventory on this banner, either through a third-party sales agent or our own internal sales organization. If we are unable to sell this inventory or to do so at favorable rates, our advertising revenues could be materially adversely affected. Furthermore, if Internet-based advertising continues to contract or fails to recover or if we are unable to capture a sufficient share of Internet-based advertising, our business and financial results may suffer.

IF INTERNET USAGE DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL SUFFER

      Our business and financial results depend on continued growth in the use of the Internet. We cannot be certain that this growth will continue or that it will continue in its present form. If Internet usage declines or evolves away from our business, our ability to grow, if any, will be harmed.

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR WE WILL NOT BE COMPETITIVE, BUT ANY ATTEMPT TO SO ADAPT MAY CONSUME SIGNIFICANT FINANCIAL AND OTHER RESOURCES

      Our failure to respond in a timely and effective manner to new and evolving technologies, including cable modem and other broadband technology, could harm our business and financial results. At the same time, any attempt we make to respond in a timely and effective manner could also harm our business and financial results, particularly to the extent that such attempt entails our undertaking significant expense or committing significant human or technological resources to highly speculative projects.

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

      We are also at risk due to fundamental changes in the way that Internet access may be provided in the future. Currently, consumers access Internet services primarily through computers connected by telephone lines. However, an increasing number of consumers now access the Internet through broadband connections which allow significantly faster access than the telephone-based analog modems currently used by most of our subscribers. In many regions, cable television companies, local and long distance telephone companies, and wireless communications companies have begun to provide Internet access. These competitors may include Internet access in their basic bundle of services or may offer Internet access for a nominal additional charge. Our competitors may enjoy more favorable underlying economics in offering broadband services than we do, or may be able and willing to devote more substantial financial resources to developing, marketing, and providing such services than we can. To the extent that we do attempt to develop, market, and provide competitively priced broadband services, doing so could severely tax our financial and other resources.

      While we have entered into several arrangements with providers of broadband connections to allow the delivery of our services over distribution channels they own or control, the majority of our broadband relationships are at a developmental, trial, or initial implementation stage, and we may choose to decrease, rather than increase, the scope or number of these arrangements or the availability of some forms of broadband service to our subscribers. Only a portion of our subscriber base is currently served by broadband providers with which we have existing agreements. The associated services are used by a negligible number of our subscribers at the current time, and we do not currently expect this number to increase materially over the coming quarters. In the future, we might be prevented from delivering high-speed Internet access through networks controlled by competitors of ours, or from doing so on a cost-effective basis, and, as a result, we may not ever offer our subscribers high-speed Internet access in some areas.

      Even if we are not prevented from delivering our Internet services through the broadband connections owned by other companies, the delivery of our Internet services using broadband technology is subject to significant risks and uncertainties. We may be unable to adapt to the challenges posed by broadband technologies, and we may be unable to compete with other companies that may have the financial, marketing and technical resources to make broadband services widely available to their subscribers. There is a risk that our competitors could cause the popularity and adoption of broadband services in the marketplace to accelerate. We may not be able to provide broadband services at competitive prices, and may not have the resources to effectively market any services we are able to provide.

      If consumers adopt alternative forms of Internet access that provide a continuous connection to the Internet rather than relying on a series of separate dial-up connections, then we may have to modify the means by which we deliver our Internet services. In this event, we would incur significant costs. Additionally, any competitive advantage that we currently realize because our technology minimizes connect time may diminish. If other companies are able to prevent us from delivering our Internet services through the wire, cable and wireless connections that they own, if we are unable to adapt to the challenges posed by broadband technologies or if we incur significant costs without generating sufficient revenues, our business and financial results may suffer.

AS THE MARKET FOR BROADBAND SERVICES EXPANDS, OUR BUSINESS MAY BE HARMED IF WE CANNOT PROVIDE COMPETITIVE BROADBAND SERVICES

      Juno Express, our billable broadband service, is designed to deliver Internet access at broadband speeds through a variety of technologies. Juno Express currently accounts for an extremely small percentage of our active subscriber base and may never account for a material percentage. If broadband services continue to increase in popularity and we are not able to offer broadband services to satisfy consumer demand, our business and financial results may suffer. To date, we have found Juno Express to be a costly service to market and to operate, due in part to factors such as unfamiliarity on the part of consumers, unavailability to large portions of our subscriber base, installation difficulties, relatively high retail price points, and high operating costs, among others. There can be no assurance that we will be successful in addressing any of these issues. At the current time, we have relationships for the delivery of broadband services through DSL, mobile and fixed wireless, and cable technologies, each of which is subject to risks and uncertainties.

      DSL

      We currently provide a DSL version of Juno Express through a partner, Covad Communications. For DSL installation, consumers must go through a complex installation process, for which we are generally dependent on the performance of both the local telephone company and Covad. Following an operational and financial review of our DSL offering, we stopped accepting new orders for this service in March 2001, although we continue to provide the service to those subscribers who had signed up prior to that date. Barring improvements in the underlying economics, we do not currently plan to resume accepting subscribers into this DSL service in the foreseeable future. Our current agreement with Covad ends in July 2001, and the relationship may be terminated then or at an earlier date, due to operational issues, uncertainties concerning Covad's financial condition, or other reasons. If our relationship with Covad is unsuccessful or is terminated, if we are unable to identify and reach acceptable terms with one or more alternative providers of DSL services, if Juno and any DSL providers with whom we work are unable to coordinate effectively with local telephone companies, if difficulties associated with the installation process cause subscribers to cancel their DSL orders, or if other factors delay or otherwise hinder our ability to provide DSL services either within or beyond the markets in which the service is currently provided, or if these or other factors affect our ability to deliver DSL-based services in a timely and cost-effective fashion, then our business and financial results may suffer.

      MOBILE AND FIXED WIRELESS

      We currently offer a mobile wireless version of Juno Express powered by Metricom's Ricochet technology. Use of this service requires subscribers to purchase and install special hardware, in connection with which we are dependent on a third party that must coordinate installation and activation with Metricom. The mobile wireless version of Juno Express is currently offered in only 13 markets, and there can be no assurances that the performance or availability of this service will be acceptable to us or to our subscribers, that Metricom will be able to continue providing this service in its current markets or expand the service into additional markets, or that Metricom will have the capital resources to continue operating the Ricochet service at all. Recent indications suggest that Metricom may, in fact, cease operations entirely during 2001. If Metricom discontinues offering the Ricochet service, it is unlikely that Juno would offer a substitute mobile wireless service to its subscribers in the foreseeable future.

      To be able to provide broadband access through fixed wireless technology, we have entered into an arrangement with Hughes that allows us to offer Juno Express through their satellite system. However, there are significant operational and financial risks and uncertainties associated with this arrangement, including risks that additional technical development may be required, that the service may prove unattractive to our customers, and that the pricing of the service may not be competitive with other broadband services. We do not currently plan to begin offering this service in the foreseeable future.

      CABLE

      We have entered into agreements with AT&T Broadband, Comcast, and Time Warner Cable to test the provision of Internet services over their cable systems, initially in small-scale trials. We may find that offering Juno Express over cable systems requires us to incur levels of operating expense that make broad expansion of these relationships unfeasible or unattractive to us. Conversely, to the extent our agreements with these or other partners require us to undertake such broad expansion, the cost of performing our obligations under such agreements might prove prohibitive. We may find that we are unsuccessful in attracting a significant number of subscribers through these relationships, especially in light of competitive services that are expected to be offered through the same platforms, possibly at lower prices than we can offer. We or our cable partners may be unable or unwilling to expand the service geographically to cover significant segments of our user base. Additionally, in the case of AT&T Broadband and Comcast, there is a significant risk that these partners will not succeed in renegotiating existing agreements under which Excite@Home has the exclusive right to provide high-speed broadband services over these partners' cable systems through June 2002. If they are unsuccessful, we will not be able to offer Juno Express over their cable systems at speeds above 128kbps until July 2002 at the earliest. Even if they are successful at renegotiating these agreements, we may find it economically unattractive to pursue any expansion of these relationships. In the case of Time Warner Cable, our agreement is subject to approval by the Federal Trade Commission, and contains certain future operational and performance obligations on our part concerning the expansion of our services over our partner's cable systems. Our arrangement with Time Warner Cable may be terminated if these regulatory, operational or performance conditions are not satisfied.

      The market for broadband services is in the early stages of development, and we cannot assure you that consumer demand for broadband services in general, or for DSL, mobile or fixed wireless, or cable technologies in particular, will increase. We cannot assure you that we will have adequate access to any of these technologies at favorable rates, that we will be able to reach a sufficient number of users through the broadband partners identified above, or that we will have adequate capital to take advantage of existing or future opportunities to provide broadband services. Juno Express faces competition in the market for broadband services from many competitors with significant financial resources, well-established brand names, and large existing customer bases. In many markets, these competitors already offer, or are expected to offer, broadband Internet access at prices lower than we expect to be able to offer to potential customers for Juno Express. If we are unable to provide competitive broadband services at competitive rates, our business and financial results may suffer.

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

WE ARE DEPENDENT ON A SMALL NUMBER OF TELECOMMUNICATIONS CARRIERS AND MAY BE UNABLE TO FIND ADEQUATE REPLACEMENTS IF THEIR RATES INCREASE, THEIR SERVICE QUALITY DECLINES, OR THEY DISCONTINUE DOING BUSINESS WITH US

      Our business and financial results depend in significant part on the capacity, affordability, reliability and security of our telephone company data networks. To use our services, subscribers must initiate telephone connections between their personal computers and computer hardware in local or regional facilities known as "points of presence." We contract for the use of points of presence around the country from various telecommunications carriers. These carriers currently include UUNET Technologies, which is operated by MCI WorldCom Communications; Level 3 Communications; XO Communications (formerly Concentric); Splitrock Services; Sprint Communications Company; PSINet; NaviPath; StarNet; Qwest; and Telia. We also rely on these telecommunications companies to carry data between their points of presence and our central computers located in Cambridge, Massachusetts and Jersey City, New Jersey.

      As of March 31, 2001, we had contracted for the use of more than 4,000 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a minority of our subscriber base may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use our service to access the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection. The inability of some of our subscribers to access our service with a local call in some areas of the country could harm our business. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

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

      Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. We are particularly dependent on WorldCom, which, as of March 31, 2001, provided more than 1,000 of the more than 4,000 points of presence for which we contract, many of which are in locations not served competitively by other telecommunications carriers. Our current agreement with WorldCom is scheduled to expire on May 30, 2001. We are currently negotiating with WorldCom to renew our agreement, but we cannot predict whether we will be able to renew this agreement on pricing or other terms that are favorable to Juno, or at all. If we are unable to reach a new agreement with WorldCom, they will have the right to discontinue providing services to us effective September 30, 2001. Were our relationship with WorldCom to be terminated, there can be no assurance that we would be able to replace the services provided to us by WorldCom on attractive terms or at all. A significant number of our subscribers reside in areas where Juno does not currently provide access other than through WorldCom. If our relationship with WorldCom terminates and we are unable to replace the services they provide us with comparable services provided by other telecommunications carriers at competitive prices, then our business and financial results could suffer.

      Our financial results are highly sensitive to variations in prices for the telecommunications services described above. In the past, we have benefited from reductions in per-unit pricing for telecommunications services. We cannot assure you that telecommunications prices will continue to decline, or that there will not be telecommunications price increases due to factors within or beyond our control. These factors may include, among others, ongoing consolidation in the telecommunications industry, as well as a decline in the total number of telecommunications hours our subscribers consume, possibly due in part to reductions in the size of our subscriber base or in the amount of telecommunications-related resources we allow various categories of subscribers to use. Furthermore, some of our telecommunications carriers have begun to experience financial difficulties, and it is impossible to predict whether all of our current providers will be able to continue providing services to us at acceptable levels of quality, or at all. There can be no assurance that our telecommunications carriers will continue to provide us access to their points of presence on our current or better price terms, that the price terms that they do offer us, if any, will be sufficiently low to meet our needs, or that alternative services will be available in the event that their quality of service declines, our agreements are terminated, or they discontinue dial-up service or cease operations entirely. If any of these companies becomes unable to provide service in locations not served by numerous other providers, some of our subscribers may become unable to access our services with a local phone call, possibly leading to increased subscriber attrition. Furthermore, the rates we pay for telecommunications services may increase as a result of reduced competition.

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

      Additionally, under long-standing FCC regulations, local telephone carriers have been required to make certain reciprocal payments to each other for carrying telephone calls on each others' networks. These reciprocal payments are required to be made by the carrier that originates a phone call to the carrier that terminates the phone call. Since carriers that service Internet access providers receive far more inbound calls than they have outbound calls to complete, such carriers have historically been entitled to receive a greater amount of reciprocal payments income from other carriers than they have been obligated to remit to such carriers for the low volume of outbound calls they carry. Under recent changes to the FCC regulations, however, it is expected that this imbalance will be corrected over the next two years. Since the telecommunications carriers we utilize characteristically carry a high proportion of inbound ISP traffic, there is a risk that they will raise their rates in order to replace some of the reciprocal payments income likely to be eliminated under the new FCC regulations, that they will cease providing services to some areas, or that they will be forced to discontinue operations entirely.

WE ARE DEPENDENT ON A THIRD PARTY FOR TECHNICAL AND CUSTOMER SERVICE SUPPORT AND OUR BUSINESS MAY SUFFER IF IT IS UNABLE TO PROVIDE THESE SERVICES, CANNOT EXPAND TO MEET OUR NEEDS, OR TERMINATES ITS RELATIONSHIP WITH US

      Our business and financial results depend, in part, on the availability and quality of live technical and customer service support services. Although many Internet service providers have developed internal customer service operations designed to meet these needs, we have elected to outsource most of these functions. We currently purchase almost all of our technical and customer service support from ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us.

      At March 31, 2000, ClientLogic provided approximately 570 full-time or part-time customer service and technical support representatives at its facilities to handle our account. We believe the availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we are dependent on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. We believe that failure to provide consistent customer support and to maintain consumer-acceptable hold times could have an adverse effect on our subscriber acquisition and retention efforts in the future. However, maintaining desired customer support levels may require significantly more support personnel than are currently available to us through ClientLogic, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. Additionally, if we elect to offer customer service features that we do not currently support, or to enhance the overall quality of our customer support for competitive reasons, we may require even greater resources. We are currently soliciting proposals from additional vendors to supplement the services provided to us by ClientLogic, or to provide such services in the event our relationship with ClientLogic terminates. Our current agreement with ClientLogic converted to a month-to-month contract on August 1, 2000, under which either party has the right to terminate the relationship at any time upon one month's notice. Although we are currently renegotiating the terms of our relationship with ClientLogic, there is a significant risk that ClientLogic could exercise its one-month termination rights under the current agreement if the parties are unable to reach mutually acceptable terms. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are unable to obtain externally or develop internally the additional customer service and technical support capacity we expect to need, our business and financial results may suffer.

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

STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES

      We had 65 employees at December 31, 1996; 152 employees at December 31, 1997; 144 employees at December 31, 1998; 263 employees at December 31, 1999, including 60 employees in India; 332 employees at December 31, 2000, including 72 employees in India; and 262 employees as of April 30, 2001, including 80 in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We expect to continue to rely on outsourcing arrangements for our customer service needs and for the performance of some advertising sales functions.

      Any staff attrition we experience, whether initiated by the departing employees or by the company, could place a significant strain on our managerial, operational, financial and other resources. To the extent that the company does not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, or at all. In January and April 2001, in addition to conducting some performance-related terminations, we eliminated a number of positions at Juno in response to changes in our business needs, such as the significant reduction in our marketing activities. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly reduced, either by the company's choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with advertisers, vendors and other counterparties, or to expand and improve our service offerings. It may become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. It may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, our business and financial results could suffer as a result of the staff reductions undertaken to date in 2001, as well as from any future staff attrition that might occur.

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

      However, we face a number of significant risks in connection with the Virtual Supercomputer Project and can give no assurance that such project will be successful. The project is brand new. As of April 30, 2001, we had not secured any material customers for this project. There can be no assurance that we will identify or secure customers, in the pharmaceutical field or any other field, that are willing to compensate Juno for its subscribers' unused processing power, in a sufficient number to make this project successful. Prospective customers may raise concerns about the security of their data, and there can be no assurance that any steps we take to ensure such security will be effective or that demonstrations of their effectiveness will be persuasive to such prospective customers. Additionally, while we may require some or all subscribers to our free basic service to participate in the Virtual Supercomputer Project as a condition of using the service for free, there can be no assurance that a material number of Juno's subscribers will be willing to participate in the Virtual Supercomputer Project, even if their only alternative is to stop using our free basic service, or that any who are willing will comply with the requirements for participation, such as leaving their computers turned on when not in use. Some members of the media and some subscribers have raised concerns regarding whether the operation of the Virtual Supercomputer Project might harm them or their computers in some way, and there can be no assurance that we will be successful in allaying such concerns. If we are not successful in overcoming consumer concerns, we may be unable to derive significant revenues from the Virtual Supercomputer Project and we may experience significant subscriber attrition. Additionally, Juno has not conducted large-scale tests of some of the technology associated with the Virtual Supercomputer Project, and there can be no assurances that such technology will operate successfully on the scale that might be required by paying clients or at all. Unfavorable outcomes with regard to any of the above could cause our business and financial results to suffer.

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

      We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

      o     user privacy;

      o     children's privacy;

      o     pricing and disclosure of pricing terms;

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

RELATIONSHIPS WITH ENTITIES AFFILIATED WITH THE CHAIRMAN OF OUR BOARD OF DIRECTORS MAY PRESENT POTENTIAL CONFLICTS OF INTEREST

      The Chairman of our board of directors and our largest stockholder, Dr. David E. Shaw, is the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P. ("DESCO, L.P."), a securities firm whose activities focus on various aspects of the intersection between technology and finance. Dr. Shaw and entities affiliated with him are also involved in other technology-related businesses apart from our company. As a result of these other interests, Dr. Shaw devotes only a portion of his time to our company, and spends most of his time and energy engaged in business activities unrelated to us. In addition to his indirect ownership of a controlling interest in DESCO, L.P., Dr. Shaw may have a controlling interest in these other businesses. Transactions between us and other entities affiliated with Dr. Shaw may occur and could result in conflicts of interest that prove harmful to us.

      In May 1999, we terminated an agreement with DESCO, L.P. under which individuals employed by its affiliates located in India provided consulting services to us. Following the termination of this agreement, these individuals became employees of a Juno subsidiary located in Hyderabad, India.

      We sublease office space in New York City from DESCO, L.P. Additionally our subsidiary in Hyderabad, India subleases office space from an affiliate of DESCO, L.P. We cannot be sure that we would be able to lease other space on favorable terms in the event these subleases were to be terminated.

OUR DIRECTORS AND OFFICERS EXERCISE SIGNIFICANT CONTROL OVER US

      As of April 30, 2001, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 33.5% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of April 30, 2001, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 31.8% of our outstanding common stock as of that date. As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS

      Our business and financial results depend in part on the continued service of our key personnel. Over the past year a number of senior financial, marketing and technical executives have left the company. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or the loss of the services of other key employees could harm our business and financial results.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES

      Our business and financial results depend in part on our ability to attract, retain and motivate highly skilled employees.. Concerns about developments in the Internet industry in general, or about our company in particular, may make it more difficult than in the past to retain our key employees or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications. At certain times in our history, competition for employees in our industry has been intense, and we expect that we will continue to experience such difficulties from time to time in the future. At times, we have also experienced high rates of employee attrition, including the departures of a number of our most senior managers. We are likely to experience further such attrition, including of senior managers, in the future.

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES

      Although in 2000 we entered into two transactions in which other companies referred their subscribers to us in return for compensation either primarily or entirely in the form of Juno common stock, we have limited experience in completing acquisitions of, or making investments in, companies or their assets. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services, or customers. If we buy a company, we could have difficulty in assimilating that company's personnel and operations, and the key personnel of the acquired company may decide not to work for us. We would expect that any acquisition may present us with difficulties in assimilating the acquired services, technology assets or customer bases into our operations. Similarly, subscriber referral transactions may expose us to difficulties resulting from the conversion of subscribers from a competitive service to our own services. Any of these difficulties could disrupt our ongoing business, and distract our management and employees. In addition, these transactions could increase our cash expenditures, and require the amortization of goodwill, both of which could have an adverse effect on our financial results. To date we have issued equity securities in order to pay for our subscriber referral transactions and we may issue additional equity securities in satisfaction of our obligations under subscriber referral transactions. In connection with any other transactions we might choose to undertake in the future, we may issue additional equity securities and may additionally assume indebtedness. The issuance of equity securities could be dilutive to our existing stockholders and might, to the extent such securities were sold into the public market, impair our ability to draw down funding under the equity line facility.

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS IF WE DECIDE TO EXPAND INTERNATIONALLY

      We currently provide services to a small number of users who are located in Canada. We may decide to expand our business internationally, and we believe that any international operations or transactions would be subject to most of the risks of our business generally. In addition, there are risks inherent in doing business in international markets, such as differences in legal and regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, and adverse tax consequences. We might be required to modify our current services or practices to conform to these differences, or to satisfy local preferences in other markets in which we might be doing business. We cannot assure you that one or more of these factors would not harm any future international operations or transactions.

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

ITEM 1 - LEGAL PROCEEDINGS

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

      On December 26, 2000, NetZero filed a separate action in the United States District Court for the Central District of California, alleging that Juno has infringed U.S. Patent No. 6,157,946. NetZero has alleged that the persistent advertising and navigation banner displayed to users of Juno's free service, while they use the Web, along with other elements of Juno's service, infringes the patent. NetZero is seeking unspecified monetary damages, attorneys fees, and injunctive relief, including a prohibition on Juno's continuing to offer its free service in its current form. On January 5, 2001, the court entered an interim temporary restraining order prohibiting Juno from displaying third-party advertisements in the persistent advertising and navigation banner. Following a court hearing on April 12, 2001, the temporary restraining order was lifted. Accordingly, no injunctive restrictions are currently in force in the period prior to trial. We expect that a trial will commence later this year, and we intend to defend our interests vigorously in this matter.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three month period ended March 31, 2001, we issued shares of our common stock to The Kingston Limited Partnership, an entity organized and existing under the laws of Bermuda, pursuant to the terms of our equity line financing facility with Kingston. Under our equity line facility, these shares are considered to have been issued to Kingston pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. However, in order to permit Kingston to subsequently resell these shares into the public market, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on November 28, 2000. Under this registration statement, which was subsequently amended, Kingston is identified as an "underwriter" under the Securities Act in light of the planned distribution activities described therein.

      The particulars of the share issuance referred to above are as follows: On February 7, 2001, Juno delivered a drawdown notice to The Kingston Limited Partnership and, as a result, a purchase period commenced on February 8, 2001 and terminated on March 12, 2001. During this purchase period, Kingston purchased an aggregate of 317,400 shares of our common stock for a total purchase price of $519,418 resulting in aggregate net proceeds to us of $232,000. Ladenburg Thalmann & Co. Inc. received placement agent fees totaling $20,777 in connection with our drawdown under the equity line facility. Juno intends to use the net proceeds from this sale of its common stock for general working capital purposes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:

      10.1 Amendment, dated as of March 29, 2001, to the Common Stock Investment Agreement and Registration Rights Agreement, each dated as of October 6, 2000, each between the registrant and Westgate International, L.P. (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Registration Statement on Form S-3, filed March 30, 2001, File No. 333-50760)

      10.2 Employment Agreement, dated March 28, 2001, between the registrant and Harshan Bhangdia

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

            On January 24, 2001, Juno filed a report on Form 8-K reporting under
      Item 5 certain subscriber data for the quarter ended December 31, 2000.

            On January 25, 2001, Juno filed a report on Form 8-K reporting under
      Item 5 financial and operating results for the year and the quarter ended December 31, 2000.

            On February 2, 2001, Juno filed a report on Form 8-K reporting under
      Item 5 the establishment of a distributed computing effort called the Juno Virtual Supercomputer Project.

            On February 15, 2001, Juno filed a report on Form 8-K reporting under Item 5 that it and The Kingston Limited Partnership had agreed to a mutual waiver reducing the designated minimum purchase price for one drawdown period under Juno's "equity line" facility.

            On March 21, 2001, Juno filed a report on Form 8-K reporting under
      Item 5 the number of shares sold and net proceeds raised during a purchase period under the "equity line" facility.

            On March 30, 2001, Juno filed a report on Form 8-K reporting under
      Item 5 that it and The Kingston Limited Partnership had amended the agreements governing the "equity line" facility to, among other things, reduce the lowest designated minimum purchase price per share that could be specified by Juno.

ITEM 7. SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


JUNO ONLINE SERVICES, INC.
(Registrant)


Date: May 11, 2001             /s/  CHARLES E. ARDAI
                               ---------------------

                        Name:  Charles E. Ardai
                        Title: President, Chief Executive Officer and Director
                               (principal executive officer)



Date: May 11, 2001             /s/  HARSHAN BHANGDIA
                               ---------------------

                        Name:  Harshan Bhangdia
                        Title: Senior Vice President and Chief Financial Officer
                               (principal accounting and financial officer)