Form 10-Q
period 2001-06-30
JUNO ONLINE SERVICES INC
filed 2001-08-14
CIK 1018035

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2001

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to _____

Commission File Number:
000-26009

Juno Online Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3914547

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1540 Broadway, New York, NY 10036

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:    (212) 597-9000

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

             Yes       ☒         No        ☐

As of July 31, 2001, there were 41,796,640 shares of the Registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2001	December 31, 2000

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,961	$55,729
Accounts receivable, net of allowance for doubtful accounts of $2,562 and $2,688 in 2001 and 2000, respectively	7,767	9,420
Prepaid expenses and other current assets	1,251	3,141

Total current assets	50,979	68,290

Fixed assets, net	7,578	9,164
Other assets	217	917

Total assets	$58,774	$78,371

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$23,246	$29,287
Current portion of capital lease obligations	597	1,209
Deferred revenue	13,454	14,578

Total current liabilities	37,297	45,074

Capital lease obligations	298	402
Deferred rent	93	150

Liabilities expected to be settled with common stock	4,000	4,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.01 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock—$0.01 par value; 133,333,334 shares authorized, 41,746,854 and 41,134,350 shares issued and outstanding in 2001, and 2000, respectively	417	411
Additional paid-in capital	211,963	211,550
Unearned compensation	(192)	(333)
Cumulative translation adjustment	(5)	(1)
Accumulated deficit	(195,097)	(182,882)

Total stockholders’ equity	17,086	28,745

Total liabilities and stockholders' equity	$58,774	$78,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Billable services	$24,762	$18,429	$47,675	$35,165
Advertising and transaction fees	4,589	10,685	10,379	17,094
Direct product sales	-	439	-	1,341

Total revenues	29,351	29,553	58,054	53,600

Cost of revenues:
Billable services	12,742	12,557	28,100	24,597
Advertising and transaction fees	1,608	2,262	3,139	4,012
Direct product sales	-	414	-	1,270

Total cost of revenues	14,350	15,233	31,239	29,879

Operating expenses:
Operations, free service	3,951	9,506	10,247	15,650
Subscriber acquisition	4,310	38,119	10,609	82,870
Sales and marketing	3,300	5,610	7,028	9,225
Product development	2,129	3,100	4,519	5,563
General and administrative	2,986	2,486	6,367	4,262
Merger costs	960	-	960	-

Total operating expenses	17,636	58,821	39,730	117,570

Loss from operations	(2,635)	(44,501)	(12,915)	(93,849)

Other income (expense):
Interest income, net	454	1,650	1,100	3,372
Other expense	(400)	-	(400)	-

Net loss	$(2,581)	$(42,851)	$(12,215)	$(90,477)

Basic and diluted net loss per share	$(0.06)	$(1.11)	$(0.29)	$(2.39)

Weighted average shares outstanding usedin basic and dilued net loss per share calculation	41,711	38,715	41,538	37,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Cumulative Translation Adjustment	Accumulated Deficit	Total

Balance, December 31, 2000	41,134	$411	$211,550	$(333)	$(1)	$(182,882)	$28,745

Issuance of common stock upon exercise of stock options	239	2	143	-	-	-	145
Issuance of common stock in connection with employee stock purchase plan	56	1	125	-	-	-	126
Issuance of common stock in connection with equity line, net of offering costs	317	3	222	-	-	-	225
Forfeitures of unearned compensation	-	-	(77)	77	-	-	-
Amortization of unearned compensation	-	-	-	64	-	-	64
Foreign translation adjustment	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	(12,215)	(12,215)

Balance, June 30, 2001	41,746	$417	$211,963	$(192)	$(5)	$(195,097)	$17,086

The accompanying notes are an integral part of these condensed consolidated financial statements

JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(12,215)	$(90,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,919	1,689
Impairment loss on investment	400	-
Stock-based subscriber acquisition	-	181
Amortization of unearned compensation	64	117
Changes in operating assets and liabilities:	-
Accounts receivable, net	1,653	(8,354)
Prepaid expenses and other current assets	1,698	5,728
Accounts payable and accrued expenses	(6,050)	7,233
Deferred revenue	(1,124)	2,605

Net cash used in operating activities	(13,655)	(81,278)

Cash flows from investing activities:
Purchases of fixed assets	(189)	(5,780)
Other assets	300	(404)

Net cash provided by (used in) investing activities	111	(6,184)

Cash flows from financing activities:
Payments on capital lease obligations	(716)	(1,135)
Net proceeds from issuance of common stock	-	81,080
Proceeds from issuance of common stock in connection with employee stock purchase plan	126	715
Proceeds from issuance of common stock in connection with equity line facility, net of offering costs	225	-
Proceeds from issuance of common stock upon exercise of stock options	145	778

Net cash (used in) provided by financing activities	(220)	81,438

Effect of exchange rate changes on cash and cash equivalents	(4)	-

Net decrease in cash and cash equivalents	(13,768)	(6,024)

Cash and cash equivalents, beginning of period	55,729	91,497

Cash and cash equivalents, end of period	$41,961	$85,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$96

The accompanying notes are an integral part of these condensed consolidated financial statements.

JUNO ONLINE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements include the accounts of Juno Online Services, Inc.; its wholly owned subsidiary, Juno Internet Services, Inc.; and its majority-owned, India-based subsidiary, Juno Online Services Development Private Limited (collectively, the “Company” or “Juno”).  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.  For further information, refer to the consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and other filings with the Securities and Exchange Commission.

             Juno is a provider of Internet-related services to millions of computer users throughout the United States.  The Company provides multiple levels of service, including free basic dial-up access and various billable premium Internet access services.  The Company’s revenues are derived primarily from the subscription fees charged for its premium services, and to a lesser extent from the sale of advertising and from various forms of electronic commerce.

             The Company announced the expansion of its free basic service to include full Internet access on December 20, 1999.  Prior to the announcement, the Company's free basic service provided only basic dial-up e-mail functionality.

             The Company has experienced operating losses since its inception.  Such losses are due in large part to the Company's historical efforts to maximize the number of subscribers to both its free basic service and its premium services, and to its development of computer systems and related infrastructure that could be rapidly expanded to accommodate additional users.  Although the Company reduced its investments in subscriber acquisition and other marketing activities by a substantial amount in the second half of 2000 and first two quarters of 2001, and has taken steps to reduce other operating expenses, there can be no assurance that the Company will achieve or sustain profitability or positive cash flow in its operations.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

             The Company adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS”) during the year ended December 31, 1999.  SFAS 130 establishes standards for the reporting and display of comprehensive income and its components.  Other than the cumulative translation adjustment identified in stockholders’ equity in the balance sheet, the Company has no items of other comprehensive income in any period presented.

Earnings per share

             In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period.  Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.  Stock options in the amount of 8,968,062 and 8,268,934 shares at June 30, 2001 and 2000, respectively, were not included in the computation of diluted EPS as they are antidilutive as a result of net losses during the periods presented.

3.          CONTINGENCIES

             Various claims and actions have been asserted or threatened against the Company in the ordinary course of business. In the opinion of management, the outcome of these asserted or threatened claims or actions would not have a materially adverse effect on the Company’s consolidated financial position, results of operations, and cash flows, taken as a whole, except possibly as discussed below.

             The Federal Trade Commission has been investigating the advertising, billing and cancellation practices of various Internet companies, including the Company.  As a result of this investigation, Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, after a public comment period.

             Under the terms of the consent agreement, Juno is required to give notice regarding the possible availability of redress payments to certain subscribers who cancelled the service and identified either the unavailability of local access numbers or the incurrence of long distance charges as a reason for such cancellation, as well as to subscribers who participated in specified rebate programs.  Juno will provide an opportunity for such subscribers to apply for refunds for long distance charges they incurred in connection with using Juno’s services for up to two months following the date they subscribed to such services, and will be required to make compensatory payments to qualified subscribers who provide appropriate documentation.  The Company currently anticipates that the compensatory payments will be approximately $800,000 and has accrued a liability for that amount representing its estimate for the probable loss.  The range of possible loss is estimated to be between $370,000 and $1.2 million.

4.          RECENT ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease.  The adoption date for Juno will be July 1, 2001 and will not have a material effect on Juno’s financial position, result of operations, or cash flows.

5.          BUSINESS COMBINATION

             On June 7, 2001, the Company announced the signing of a merger agreement with NetZero, Inc., under which Juno and NetZero agreed to engage in a business combination, subject to various conditions.  If this transaction closes, Juno and NetZero will become wholly owned subsidiaries of a newly formed holding company, United Online, Inc., and each issued and outstanding share of Juno common stock will be converted into the right to receive 0.357 of a share of United Online common stock.  Completion of this proposed transaction is subject to the approval of the Company’s stockholders and the stockholders of NetZero as well as to the satisfaction of numerous other conditions.  Many of these conditions, including the listing of United Online’s shares on the Nasdaq National Market and the absence of material adverse changes in Juno’s and NetZero’s business, are beyond the Company’s control.  The transaction will be accounted for using the purchase method under FASB No. 141, “Business Combinations.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion of the financial condition and results of operations of Juno should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report as well as our audited consolidated financial statements and notes thereto, and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 16, 2001.  This discussion contains forward-looking statements that involve risks and uncertainties.  Juno’s actual results may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Risk Factors That May Affect Future Results” and elsewhere in this quarterly report, those set forth in other reports and documents filed from time to time with the Securities and Exchange Commission by Juno, and those set forth in the form of proxy statement contained in the Registration Statement on Form S-4, as amended, filed by United Online, Inc.

Overview

             Juno Online Services, Inc. is a leading provider of Internet access to millions of computer users throughout the United States.  We provide multiple levels of service, including free basic dial-up access and various billable premium Internet access services.  Our revenues are derived primarily from the subscription fees we charge for the use of our premium services, and to a lesser extent from the sale of advertising and from various forms of electronic commerce.

             We launched our basic service in April 1996.  Initially, this service provided only basic dial-up e-mail services.  In July 1998, we introduced our first premium services, which offered features ranging from enhanced e-mail services to full access to the World Wide Web, and for which we charged subscription fees.  In 1999 and 2000, we announced a number of expansions of our services:

•	Our basic service now provides full Internet access for free in addition to e-mail.
•	Juno Web provides competitively priced premium Internet access, supplementing the features of the basic service with priority access to Juno's network and the reduction of some forms of on-screen advertising, as well as free live technical support and customer service for selected pricing plans.

•	Juno Express is an experimental broadband service, currently provided to a small number of subscribers in selected markets, which is designed to offer high-speed access to the Internet through a variety of technologies.

             In December 1999, in connection with the expansion of our free basic service to include full Web access, we upgraded all subscribers using our enhanced e-mail service, Juno Gold, to Juno Web at no additional cost.

             In the month of June 2001, we had 3.3 million active subscribers, including 884,000 billable service subscribers.  Billable subscribers represented 26.4% of Juno’s active subscriber base in June, up from 22.0% in March 2001.  See Selected Subscriber Data after the Results of Operations section in this Item for a presentation of subscriber data over the last five fiscal quarters.  Our base of active subscribers encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers.

We classify our revenues as follows:

(1)	Billable services revenues, consisting of:
	(a)	subscription fees that we receive from subscribers to our premium services;
(b)	technical support fees received when subscribers to our free basic service and subscribers to selected Juno Web pricing plans call a 900 number for live assistance from a support technician, as well as fees for other billable services; and

	(c)	fees charged, at various times, for shipping and handling associated with mailing copies of the Juno software upon request to prospective Juno subscribers, and for short-term consulting engagements.
(2)	Advertising and transaction fees, consisting of revenues earned from advertisers and strategic marketing partners for displaying advertisements to, and facilitating electronic commerce with, our subscribers. These advertisements are displayed within the main Juno software while a Juno subscriber reads or writes e-mail and on Juno's Web portal site, and during 2000 and a portion of 2001 were also displayed on the persistent advertising and navigation banner shown to our free subscribers at all times while they use the Web.

(3)	Direct product sales, consisting of revenues generated from the sale of products directly by us to our subscribers and the associated shipping and handling fees. We began phasing out our direct product sales activities during 1999, and completed this process in August 2000.

             We currently offer our billable premium services under a number of pricing plans.  The original list price for Juno Web was a flat rate of $19.95 per month, but since the launch of the service, we have offered a number of promotions, such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans.  Currently, the most common pricing plan for Juno Web is a flat fee of $9.95 per month following a free initial month.  During the first half of 2001, we began experimenting with reducing our use of discounted pricing plans both in connection with offers extended to some of our existing subscribers and through selected external marketing channels.  We intend to continue testing a variety of pricing plans in the future to determine their impact on profitability, subscriber acquisition, and conversion and retention rates.

             We believe our strategy of reducing our use of discounted pricing plans was one of the factors that contributed to the increase we experienced of approximately 6.5% in average monthly subscription fee revenue per billable subscriber during the second quarter of 2001 as compared with the first quarter.  We believe these measures also caused a certain amount of subscriber attrition, but, as projected, any revenue lost due to the decline in our billable subscriber count was counterbalanced by the higher revenues collected from the subscribers that remained and the cost savings associated with the elimination of the usage hours of those subscribers that left the service.  In part because of attrition among heavier users of our service, we experienced a decline in average hours of Web usage per subscriber to between 18 and 19 hours per month in the second quarter, down from between 21 and 22 hours per month in the first quarter, and a corresponding decline in related telecommunications expenses.  Due in part to this increase in per-subscriber revenue and decrease in per-subscriber costs, billable services margin improved to 48.5% during the second quarter of 2001, up from 33.0% in the first quarter.  Billable services revenues increased to $24.8 million in the second quarter, up from $22.9 million in the first quarter. We expect billable service revenues and related margin to decline modestly over the second half of 2001 as we continue managing our services in a manner consistent with our goal of maximizing both per-subscriber and overall profitability, a strategy that is expected to cause declines in both our active and billable subscriber count over time.

             In addition to our dial-up premium services, we have also developed a broadband service, Juno ExpressSM, which is currently provided on an experimental basis to a small number of subscribers in selected markets across the country.  We have not undertaken any substantial amount of marketing for Juno Express to date, and, as of June 30, 2001, only a negligible number of subscribers—roughly 3,000, not all of whom had completed the installation and set-up process by such date—had signed up for broadband service through Juno Express.  We do not expect broadband services to represent a material portion of our subscriber base or revenues for the foreseeable future.  We are not currently accepting any new subscriptions to Juno Express, and we recently stopped providing the wireless version of this service when our third-party wireless access vendor, Metricom, deactivated its service in August 2001.  We currently believe that it is likely that we will also discontinue the DSL version of Juno Express, at least in its present form, in the near future.  We have tested a cable version of Juno Express and have entered into an agreement with AOL Time Warner to utilize their cable network to offer such services, but there are numerous operational and other issues that could impact whether we will be able to offer these services over AOL Time Warner’s cable systems in the near term, or at all.  Furthermore, the agreement with AOL Time Warner is subject to approval by the Federal Trade Commission, and will terminate automatically if FTC approval has not been obtained within a specified period of time.  As of the date, hereof, FTC approval has not been obtained.  For risks relating to the agreement with AOL Time Warner, please see “Risk Factors that May Affect Future Results — As the market for broadband services expands, our business may be harmed if we cannot provide competitive broadband services.”

             The expansion of our free basic service to include full Web access in December 1999 caused the costs associated with operating our free basic service to increase significantly on a quarter-over-quarter basis in each of the first three quarters of 2000 due to significantly increased telecommunications connection time per subscriber per month.  These costs, which are reflected in the “Operations, free service” line of our statement of operations, improved somewhat in the fourth quarter of 2000 and improved substantially further in the first and second quarters of 2001, following our adoption of measures designed to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service.

             When we expanded our free service to include full Web access, we also introduced a persistent advertising and navigation banner that is displayed to our free subscribers at all times while they use the Web.  Our long-term strategy contemplated our generating sufficient additional revenues from this persistent advertising banner and from other advertising inventory we control to cover the costs associated with our service expansion.  However, we have not yet been able to generate sufficient additional revenues to cover these increased costs.  Furthermore, in December 2000,  NetZero commenced legal action against us asserting that elements of the technology we use in connection with our persistent advertising and navigation banner infringe on a United States patent issued to them earlier that month. For most of the first quarter of 2001, we were prevented from displaying advertisements for third parties in this persistent advertising banner due to a temporary restraining order issued in connection with this dispute.  However, in April 2001, the court lifted this temporary restraining order and we resumed displaying third-party advertisements in the persistent advertising banner.  It is expected that, upon completion of Juno’s pending merger transaction with NetZero, this legal action will be dismissed and, at the request of the parties, the court has stayed further proceedings in this matter in anticipation of the consummation of the merger transaction.  Please see “Risk Factors that May Affect Future Results – If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages” and Part II, Item 1, “Legal Proceedings” for more detailed information.
             Advertising and transaction fee revenues totaled $4.6 million in the second quarter of 2001, down from $5.8 million in the first quarter. This decrease in advertising revenues can be attributed in large part to the widely reported decline in the market for Internet advertising, and we expect advertising revenues to decline by a roughly comparable amount in the third quarter.  However, the dollar value of our backlog of advertising contracts – that is, commitments by advertisers to run advertising over our service – remained flat quarter-over-quarter at about $7 million as of June 30, 2001.

             The combination of Operations, free service expenses and the portion of Cost of revenues that is associated with the free service averaged approximately $0.62 per active free subscriber per month in the second quarter.  This is an improvement of 23.4% compared with the cost of $0.81 per month reported for the preceding quarter, due in large part to the measures we implemented to address resource consumption by heavier users of the free service as well as a reduction in our telecommunications rates.  The spread between this per-subscriber cost of $0.62 and our per-subscriber revenues, which totaled approximately $0.43 per month in the second quarter, improved by 36.7% quarter-over-quarter, to $0.19 in the second quarter, down from $0.30 in the first quarter. We currently expect revenues associated with the free basic service to continue to be exceeded for some time by the sum of the expenses reported on the Operations, free service line and the portion of the Cost of revenues line associated with the free service.  Our business may suffer if the market for Internet-based advertising erodes further or fails to recover or if we are unable to sustain the reductions in per-subscriber cost we have achieved over the past several quarters.  Please see “Risk Factors that May Affect Future Results – Our strategic marketing alliances and other sources of advertising revenue are concentrated in the Internet industry, making us vulnerable to downturns experienced by other Internet companies or the Internet industry in general.”

             During the second quarter of 2001, approximately 84% of our revenues came from billable services, while the remaining 16% came from advertising and transaction fees.  We currently expect our mix of revenues to shift further toward billable services in the third quarter of 2001.

             Our competitors for both billable services revenues and advertising and transaction fees revenues  include companies that have substantially greater market presence, and financial, technical, distribution, marketing, and other resources than we have.  This competitive environment could have a variety of harmful effects on us, including, among other things, necessitating advertising rate reductions or price reductions for our billable services, or placing us at a competitive disadvantage if, as we currently believe is likely, we do not maintain or increase our spending in areas such as marketing and product development.

             As of June 30, 2001, we held a total of $42.0 million in cash and cash equivalents.  We believe that changes in the market environment over the past year have increased the value of corporate cash reserves as well as the relative importance of bringing expenses more in line with revenues over time and reducing reliance on external sources of capital.  In the second quarter of 2001, we reduced our net loss by 73.2% compared with the first quarter of 2001, and by 94.0% compared with the second quarter of 2000.   We currently project that our net loss for the entire second half of 2001 will total less than $2.0 million.

             We are subject to industry trends that affect Internet access providers generally, including seasonality and subscriber cancellations.  We believe Internet access providers may incur higher expenses during the last and first calendar quarters, corresponding to heavier usage during the fall and winter, and may experience relatively lighter usage and relatively fewer account registrations during the summer.  We believe some subscriber acquisition methods also tend to be most effective during the first and last calendar quarters of each year, and if we were to pursue such subscriber acquisition activities at some point in the future, we may take these types of seasonal effects into consideration in scheduling such marketing campaigns.  Although we have relied heavily on direct mail in the past, for the past year we have suspended substantially all use of direct mail and do not currently plan to use either this channel or other cash-intensive marketing channels for subscriber acquisition in the near term.  The results of operations of Internet access providers, including those of Juno, are significantly affected by subscriber cancellations.  The failure to retain subscribers to our billable premium services, or an increase in the rate of cancellations of those services, may cause our business and financial results to suffer.  Advertising revenues also depend in part on the size of our overall active subscriber base.  Any further reduction in our overall active subscriber base due to subscriber attrition or to a reduction in the rate at which new users sign up for our service would reduce further the amount of ad inventory we have available to sell and may also have the effect of reducing our advertising revenue.
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

             We have incurred net losses of $291.6 million from our inception on June 30, 1995 through June 30, 2001.  We have relied primarily on sales of equity securities, totaling $300 million through June 30, 2001, to fund our operations.  Included in this amount are $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock, $61.9 million of net proceeds from our March 1999 private placement of Series B redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the initial public offering, and $225,000 of net proceeds from sales of our common stock under our “equity line” facility, which we secured in October 2000.  See “Liquidity and Capital Resources” of this Item for additional information about this facility.

             On June 7, 2001, we announced the signing of a merger agreement with NetZero in which we and NetZero agreed to engage in a business combination, subject to various conditions.  If this transaction closes, Juno and NetZero will become wholly owned subsidiaries of a newly formed holding company, United Online, Inc., and each issued and outstanding share of Juno common stock  will be converted into the right to receive 0.357 of a share of United Online common stock.  Completion of this proposed transaction is subject to the approval of our stockholders and the stockholders of NetZero as well as to the satisfaction of numerous other conditions.  Many of these conditions, including the listing of United Online’s shares on the Nasdaq National Market and the absence of material adverse changes in our and NetZero’s business, are beyond our control.  On June 12, 2001, we filed a Form 8-K with the SEC regarding the proposed transaction, attaching as exhibits the merger agreement and a press release announcing the transaction. Those documents contain the specific terms and conditions of the transaction. Additional information about United Online and the proposed merger transaction, including interests of our directors and executive officers in the transaction, is available in the Registration Statement on Form S-4 filed by United Online on June 22, 2001 and the amendments thereto filed since. Following the closing of the merger, United Online common stock is expected to trade on the Nasdaq National Market under the symbol UNTD.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

             Revenues

             Total revenues decreased  $0.2 million, to $29.4 million for the three months ended June 30, 2001 from $29.6 million for the three months ended June 30, 2000, a decrease of 0.7%. This decrease was due to a reduction of $6.1 million in advertising and transaction fees and of $0.4 million in direct product sales revenues, partially offset by an increase of $6.3 million in billable service revenues.

             Billable Services.  Billable service revenues increased approximately $6.3 million, to $24.8 million for the three months ended June 30, 2001 from $18.4 million for the three months ended June 30, 2000, an increase of 34.4%. This increase was due to a greater number of billable service subscribers and higher average monthly revenue per subscriber in the three months ended June 30, 2001, as compared with the year-ago period. For more information regarding our billable service subscribers, see "—Selected Subscriber Data" later in this section.

             Advertising and Transaction Fees.  Advertising and transaction fee revenues decreased $6.1 million, to $4.6 million for the three months ended June 30, 2001 from $10.7 million for the three months ended June 30, 2000, a decrease of 57.1%. This decrease was largely attributable to the decline in the market for Internet advertising. Barter transactions accounted for approximately 1.5% and 2.3% of total revenues and 9.8% and 6.5% of advertising and transaction fees for the three months ended June 30, 2001 and 2000, respectively.

             Direct Product Sales.  We stopped conducting direct product sales activities in August 2000 and have not sold any merchandise or recorded any revenue related to such sales since then.  Direct product sales totaled $0.4 million for the three months ended June 30, 2000.

             Cost of Revenues

             Total cost of revenues decreased approximately $0.9 million, to $14.4 million for the three months ended June 30, 2001 from $15.2 million for the three months ended June 30, 2000, a decrease of 5.8%. This decrease was due to reductions of $0.7 million and $0.4 million in costs associated with advertising and transaction fees and direct product sales, respectively, partially offset by an increase of $0.2 million in costs associated with providing billable services to a substantially larger number of billable subscribers.

             Billable Services.  Cost of revenues related to billable services consists primarily of the costs of providing billable premium services, including telecommunications, customer service, operator-assisted technical support, credit card fees, and personnel and related overhead costs. In addition, during the three and six months ended June 30, 2001, cost of revenues related to billable services included the costs of mailing copies of the Juno software upon request to prospective Juno subscribers, who had to pay for delivery of the disks at that time, a practice we had discontinued for most of 2000.

             Cost of revenues related to billable services increased approximately $0.2 million, to $12.7 million for the three months ended June 30, 2001 from $12.6 million for the three months ended June 30, 2000, an increase of 1.5%. This increase was due to $1.2 million of increased costs of providing our billable subscription services to a substantially larger number of subscribers as compared to the year-ago period and a $0.2 million increase in credit card fees, partially offset by a $1.2 million reduction in customer service costs. Costs related to the provision of our billable premium services, principally telecommunications, customer service, and technical support expenses, accounted for 84.6% of the total costs of revenues related to billable services revenues during the three months ended June 30, 2001. These expenses accounted for 88.2% of the equivalent costs of revenues during the three months ended June 30, 2000. Cost of billable service revenues as a percentage of billable service revenues improved to 51.5% for the three months ended June 30, 2001 from 68.1% for the three months ended June 30, 2000. This percentage improvement was due primarily to customer service and telecommunications costs, which decreased as a percentage of billable service revenues by 11.3% and 5.2%, respectively. The decrease in customer service costs both as a percentage of billable service revenues and in absolute dollars resulted primarily from a 41.3% drop in customer service call volume, which was achieved in part through the expanded use of our automated e-mail-based customer service system.  The improvement in telecommunications costs as a percentage of billable service revenues was largely attributable to reduced average telecommunications rates and decreased hours of usage per subscriber.
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

             Cost of revenues for advertising and transaction fees decreased $0.7 million, to $1.6 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000, a decrease of 28.9%. This decrease was due to the decline in advertising and transaction fee revenues associated with continued weakness in the market for Internet advertising. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees increased to 35.0% for the three months ended June 30, 2001 from 21.2% for the three months ended June 30, 2000.  This deterioration is due to a decrease in economies of scale resulting from a reduction in average deal sizes in the three months ended June 30, 2001 as compared to the year-ago period.

             Direct Product Sales.  Cost of revenues for direct product sales consists primarily of the costs of merchandise sold directly by Juno to its subscribers and the associated shipping and handling costs.

             We stopped conducting direct product sales activities in August 2000 and have not incurred any costs related to direct product sales since then. The cost of revenues for direct product sales was $0.4 million for the three months ended June 30, 2000.

             Operating Expenses

             Operations, Free Service.  Operations, free service expenses represent the costs associated with providing Juno's free basic service.  Costs consist principally of telecommunications costs, expenses associated with providing customer service, depreciation of network equipment, and personnel and related overhead costs.

             Expenses associated with Operations, free service decreased approximately $5.6 million to $4.0 million for the three months ended June 30, 2001 from $9.5 million for the three months ended June 30, 2000, a decrease of 58.4%. This decrease was primarily due to a $5.3 million reduction in telecommunications costs driven principally by measures we implemented to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service. These measures have caused a decrease in our active free subscriber count and in the average number of hours that each remaining active free service subscriber uses the Web.

             Subscriber Acquisition.  Subscriber acquisition costs include all costs incurred to acquire subscribers to either Juno's free basic service or its billable premium services. These costs have historically included the cost of direct mail campaigns, advertising through conventional and computer-based media, telemarketing, the production of advertisements to be displayed over the Juno services and transmission of such advertisements to its subscribers, disk duplication and fulfillment, and bounties paid to acquire subscribers, including fees paid under stock-based subscriber referral agreements where payment is made primarily or entirely through the issuance of shares of common stock, among other marketing activities. These costs also include various subscriber retention activities, as well as personnel and related overhead costs.

             Subscriber acquisition costs decreased $33.8 million, to $4.3 million for the three months ended June 30, 2001 from $38.1 million for the three months ended June 30, 2000, a decrease of 88.7%. This decrease was primarily due to our not repeating in the second quarter of 2001 the extensive direct mail campaigns undertaken in the second quarter of 2000, as well as our suspension of other marketing activities in 2001, including most television, radio, outdoor and other advertising campaigns.  These reductions in marketing activities contributed $29.1 million to the improvement.  The remaining improvement resulted primarily from reductions in customer service costs associated with the initial sign-up of new subscribers and the retention of existing subscribers, as well as reductions in subscriber referral payments and in personnel and related costs.  These three factors were responsible for decreases of $1.6 million, $1.5 million and $1.3 million, respectively.  As a percentage of revenues, subscriber acquisition costs decreased to 14.7% in the three months ended June 30, 2001 from 129.0% in the three months ended June 30, 2000.

             Sales and Marketing.  Sales and marketing expenses consist primarily of the personnel and related overhead costs of the following departments: advertising sales and business development; direct product sales; and product marketing. Also included are costs associated with trade advertising intended to support Juno's advertising sales effort, corporate branding activities unrelated to subscriber acquisition, and public relations, as well as advertising production, advertising transmission, customer service and fulfillment costs associated with Juno's direct product sales activities.

             Sales and marketing costs decreased $2.3 million, to $ 3.3 million for the three months ended June 30, 2001 from $5.6 million for the three months ended June 30, 2000, a decrease of 41.2%. This decrease was due primarily to a reduction of $1.3 million in personnel and related costs and a reduction of $0.9 million in expenditures for trade advertising.  As a percentage of revenues, sales and marketing costs improved to 11.2% in the three months ended June 30, 2001 from 19.0% in the three months ended June 30, 2000.

             Product Development.  Product development includes research and development expenses and other product development costs. These costs consist primarily of personnel and related overhead costs.

             Product development costs decreased $1.0 million, to $2.1 million for the three months ended June 30, 2001 from $3.1 million for the three months ended June 30, 2000, a decrease of 31.3%. This decrease was due to a decline in personnel costs in both our domestic and India offices. To date, we have not capitalized any expenses related to any software development activities.

             General and Administrative.  General and administrative expenses consist primarily of personnel and related overhead costs associated with executive, finance, legal, recruiting, human resources and facilities functions, as well as various professional expenses.

             General and administrative costs increased $0.5 million, to $3.0 million for the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000, an increase of 20.1%. This increase was due to legal expenses that were larger than normal, in part due to pending patent litigation with NetZero (see - Part II, Item 1 – Legal Proceedings), partially offset by a reduction in personnel and related costs. As a percentage of revenues, general and administrative costs increased to approximately 10.2% for the three months ended June 30, 2001 from 8.4% for the three months ended June 30, 2000.

             Merger costs.  Merger costs consist of expenses we incurred in connection with our proposed merger transaction with NetZero.
             Other income (expense)

             Interest Income, Net.  Interest income, net decreased $1.2 million to $0.5 million for the three months ended June 30, 2001, from $1.7 million for the three months ended June 30, 2000, a decrease of 72.5%. This decrease was due primarily to interest income earned on lower average cash balances in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.  Interest income, net includes interest expense of $14,000 and $47,000 for the three months ended June 30, 2001 and 2000, respectively.

             Other expense.  Other expense equaled $0.4 million for the three months ended June 30, 2001. This amount relates to the impairment in value of an equity position we hold in a company.  We did not incur any costs associated with this operating expense line during the same period in the prior year.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

             Revenues

             Total revenues increased  $4.5 million, to $58.1 million for the six months ended June 30, 2001 from $53.6 million for the six months ended June 30, 2000, a increase of 8.3%. This increase was due to a $12.5 million improvement in billable service revenues, partially offset by a $6.7 million reduction in advertising and transaction fees and a decline of $1.3 million in direct product sales revenues.

             Billable Services.  Billable service revenues increased $12.5 million, to $47.7 million for the six months ended June 30, 2001 from $35.2 million for the six months ended June 30, 2000, an increase of 39.3%. This increase was due to a greater number of billable service subscribers and higher average monthly revenue per subscriber in the six months ended June 30, 2001, as compared with the year-ago period. For more information regarding our billable service subscribers, see "—Selected Subscriber Data" later in this section.

             Advertising and Transaction Fees.  Advertising and transaction fee revenues decreased $6.7 million, to $10.4 million for the six months ended June 30, 2001 from $17.1 million for the six months ended June 30, 2000, a decrease of 39.3%. This decrease was due largely to the decline in the market for Internet advertising. Barter transactions accounted for approximately 1.7% and 1.9% of total revenues and 9.3% and 6.0% of advertising and transaction fees for the six months ended June 30, 2001 and 2000, respectively.

             Direct Product Sales.  We stopped conducting direct product sales activities in August 2000 and have not sold any merchandise or recorded any revenue related to such sales since then. Direct product sales totaled $1.3 million for the six months ended June 30, 2000.

             Cost of Revenues

             Total cost of revenues increased approximately $1.4 million, to $31.2 million for the six months ended June 30, 2001 from $29.9 million for the six months ended June 30, 2000, an increase of 4.6%. This increase was due to a $3.5 million increase in costs associated with providing billable services to a substantially larger number of billable subscribers, partially offset by decreases of $0.9 million in costs associated with advertising and transaction fees and of $1.3 million in costs associated with direct product sales.
             Billable Services. Cost of revenues related to billable services increased $3.5 million, to $28.1 million for the six months ended June 30, 2001 from $24.6 million for the six months ended June 30, 2000, an increase of 14.2%.  This increase was due to the increased cost of providing our billable premium services to a substantially larger number of subscribers as compared to the year-ago period, including $2.8 million of increased telecommunications costs, $0.4 million of increased credit card fees and $0.4 million of increased personnel and related costs, partially offset by a reduction in customer service costs.  Costs related to the provision of our billable premium services, principally telecommunications, customer service, and technical support expenses, accounted for 86.0% of the total cost of revenues related to billable services during the six months ended June 30, 2001. These expenses accounted for 88.4% of the equivalent costs of revenues during the six months ended June 30, 2000. Cost of billable service revenues as a percentage of billable service revenues improved to 58.9% for the six months ended June 30, 2001 from 69.9% for the six months ended June 30, 2000. This percentage improvement was due primarily to customer service and telecommunications costs, which as a percentage of billable service revenues decreased by 5.6% and 5.4%, respectively. The decrease in customer service costs both as a percentage of billable service revenues and in absolute dollars resulted from a 22.3% drop in customer service call volume which was achieved partially through the expanded use of our automated e-mail-based customer service system.  The improvement in telecommunications costs as a percentage of billable service revenues was largely attributable to reduced average telecommunications rates and decreased hours of usage per subscriber.

             Advertising and Transaction Fees. Cost of revenues for advertising and transaction fees decreased $0.9 million, to $3.1 million for the six months ended June 30, 2001 from $4.0 million for the six months ended June 30, 2000, a decrease of 21.8%. This decrease was due to the decline in advertising and transaction fee revenues associated with continued weakness in the market for Internet advertising. Cost of revenues related to advertising and transaction fees as a percentage of advertising and transaction fees increased to 30.2% for the six months ended June 30, 2001 from 23.5% for the six months ended June 30, 2000. This deterioration is due to a decrease in economies of scale resulting from a reduction in average deal sizes in the six months ended June 30, 2001 as compared to the year-ago period.

             Direct Product Sales. We stopped conducting direct product sales activities in August 2000 and have not incurred any costs related to direct product sales since then. The cost of revenues for direct product sales was $1.3 million for the six months ended June 30, 2000.

             Operating Expenses

             Operations, Free Service. Expenses associated with operations, free service decreased approximately $5.4 million to $10.2 million for the six months ended June 30, 2001 from $15.7 million for the six months ended June 30, 2000, a decrease of 34.5%. This decrease was primarily due to a $5.1 million reduction in telecommunications costs driven primarily by measures we implemented to encourage heavier users of the free service to modify their usage patterns or upgrade to a billable service. These measures have caused a decrease in our active free subscriber count and in the average number of hours that each remaining active free service subscriber used the Web.

             Subscriber Acquisition. Subscriber acquisition costs decreased $72.3 million, to $10.6 million for the six months ended June 30, 2001 from $82.9 million for the six months ended June 30, 2000, a decrease of 87.2%. This decrease was primarily due to our not repeating in the six months ended June 30, 2001 the extensive direct mail campaigns undertaken during the same period in the prior year, as well as our suspending other marketing activities such as most television, radio, outdoor and other advertising campaigns.  These reductions in marketing activities contributed $67.5 million to the improvement.  The remaining improvement resulted primarily from reductions in customer service costs associated with the initial sign-up of new subscribers and the retention of existing subscribers, as well as reductions in subscriber referral payments and in personnel and related costs.  These three factors were responsible for decreases of $1.7 million, $1.5 million and $1.5 million, respectively.  As a percentage of revenues, subscriber acquisition costs decreased to 18.3% in the six months ended June 30, 2001 from 154.6% in the six months ended June 30, 2000.
             Sales and Marketing. Sales and marketing costs decreased $2.2 million, to $7.0 million for the six months ended June 30, 2001 from $9.2 million for the six months ended June 30, 2000, a decrease of  23.8%. This decrease was due primarily to a reduction of $1.1 million in personnel and related costs and of $0.9 million in expenditures for trade advertising.  As a percentage of revenues, sales and marketing costs improved to 12.1% in the six months ended June 30, 2001 from 17.2% in the six months ended June 30, 2000.

             Product Development. Product development costs decreased approximately $1.0 million, to $4.5 million for the six months ended June 30, 2001 from $5.6 million for the six months ended June 30, 2000, a decrease of 18.8%. This decrease was due to a decline in personnel costs in both our domestic and India offices.

             General and Administrative. General and administrative costs increased $2.1 million, to $6.4 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000, an increase of 49.4%. This increase was due to legal fees of $1.7 million associated with our defense of various claims brought against us by third parties (see - Part II, Item 1 – Legal Proceedings), and provisions of $0.9 million for uncollectible receivables, partially offset by a reduction in personnel and related costs.  As a percentage of revenues, general and administrative costs increased to approximately 11.0% for the six months ended June 30, 2001 from 8.0% for the six months ended June 30, 2000.

             Merger costs. Merger costs consist of expenses we incurred in connection with our proposed merger transaction with NetZero.

             Other income (expense)

             Interest Income, Net.  Interest income, net decreased $2.3 million to $1.1 million for the six months ended June 30, 2001, from $3.4 million for the six months ended June 30, 2000, a decrease of 67.4%. This decrease was due primarily to interest income earned on lower average cash balances in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Interest income, net includes interest expense of $32,000 and $91,000 for the six months ended June 30, 2001 and 2000, respectively.

             Other expense.  Other expense equaled $0.4 million for the six months ended June 30, 2001.  This amount relates to the impairment in value of an equity position we hold in a company.  We did not incur any costs associated with this operating expense line during the same period in the prior year.

Selected Subscriber Data

             The following table sets forth selected subscriber data for each of the five quarters ended June 30, 2001.  This data should be read in conjunction with the information appearing elsewhere herein.  The selected subscriber data for any quarter are not necessarily indicative of future periods.

	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	Jun. 30, 2000

Total registered subscriber accounts as of (1)	16,856,000	15,890,000	14,153,000	12,771,000	11,048,000

Active subscriber accounts in month ended (2)	3,345,000	4,133,000	4,001,000	3,700,000	3,379,000

Active Web-enabled subscribers in month ended (3)	3,005,000	3,736,000	3,587,000	3,251,000	2,876,000

Billable service accounts as of (4)	884,000	910,000	842,000	750,000	730,000

(1)	Includes all subscriber accounts created since Juno’s inception, computed after deduction of any accounts that have since been cancelled, but regardless of current activity, if any.
(2)	Encompasses all registered subscriber accounts that connected at least once during the month, together with all subscribers to a billable service, in each case regardless of the type of activity or activities engaged in by such subscribers.

(3)	Refers to the subset of active subscriber accounts that have been centrally provisioned for, and provided with the client-side software necessary to access, not only e-mail, but also the World Wide Web, regardless of the extent, if any, to which such subscribers have actually used the Web.

(4)	Represents the subset of active subscriber accounts that carry a charge for premium functionality.

Liquidity and Capital Resources

             Since our formation, we have financed our operations primarily from funds generated by the sale of equity securities.  Sales of equity securities include $81.1 million of net proceeds from our February 2000 follow-on offering of common stock, $77.3 million of net proceeds from our May 1999 initial public offering of common stock, $61.9 million of net proceeds from our March 1999 private placement of redeemable convertible preferred stock, which converted into common stock upon the completion of our initial public offering, and $225,000 of net proceeds from sales of our common stock under our “equity line” facility, which we secured in October 2000.  We have incurred significant losses since inception, totaling $291.6 million through June 30, 2001.  As of June 30, 2001 we had $42.0 million in cash and cash equivalents.

             Net cash used in operating activities for the six months ended June 30, 2001 decreased $67.6 million to $13.7 million, down from $81.3 million for the six months ended June 30, 2000.  This decrease was primarily the result of a decline in subscriber acquisition expenses, which represented approximately 107% of the overall decrease in the net loss, and a decrease in the balance of accounts receivable, partially offset by an increase in the balance of prepaid expenses and other current assets and by a decrease in the balance of accounts payable and accrued expenses associated with subscriber acquisition liabilities and deferred revenue.  The decline in subscriber acquisition expenses was attributable to our decision to substantially curtail subscriber acquisition activities in order to help bring our operating expenses more in line with our revenues.  The decrease in accounts receivable resulted from a decline in advertising and transaction fee revenues, as well as increased collection efforts during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.  Accounts receivable includes the portion of advertising and transaction fees and billable subscriber fees that have been billed in advance of the performance of all or a portion of the related services and that have not been collected.  The portions of accounts receivable related to these fees as of June 30, 2001 and 2000—and the corresponding equal amounts that remained in our deferred revenue liability account balances at such dates—were $4,236 and $6,685, respectively.
             Net cash provided by and used in investing activities was $111,000, and $6.2 million for the six months ended June 30, 2001 and 2000, respectively.  Cash provided from returns of security deposits more than offset the cash expended on the purchase of fixed assets during the six months ended June 30, 2001.  The principal use of cash during the six months ended June 30, 2000 was for the purchase of fixed assets.  As a result of our outsourcing arrangements for telecommunications services and customer service, we have substantially reduced the level of capital expenditures that would otherwise have been necessary to develop our product offerings.  In the event that these outsourcing arrangements were no longer available to us, significant capital expenditures would be required and our business and financial results could suffer.  Expenditures associated with the purchase of telecommunications capacity, the provision of customer service, and subscriber acquisition and retention activities are expected to continue to represent a material use of our cash resources.

             Net cash used in and provided by financing activities was $0.2 million and $81.4 million for the six months ended June 30, 2001, and 2000, respectively.  Financing activities for the six months ended June 30, 2000 primarily included $81.1 million in net proceeds we received from our February 2000 follow-on offering of common stock.

             In October 2000, we entered into a common stock investment agreement with a private investment fund, The Kingston Limited Partnership, providing for the future issuance and purchase of shares of our common stock.  This agreement and a related registration rights agreement constitute what is commonly referred to as an “equity line” facility.  The equity line facility permits us to sell, subject to various restrictions, up to $7.5 million of common stock in each of up to 20 drawdown periods of 22 trading days each over the course of a period of up to two years, provided that we cannot sell more than $125 million worth of shares in total under the facility and may in practice only be able to sell a much lower amount.  The total number of shares that may be issued under the facility depends on a number of factors, including the market price and trading volume of our common stock during each drawdown period we choose to initiate.  Any stock issued to Kingston under this facility will generally be purchased at a price equal to 94 percent of the volume-weighted average trading price of our common shares on a given purchase day.  Additionally, Kingston will generally not be obligated to purchase shares from us on any day when the purchase price would be less than $1.50 per share.  Since Kingston's purchase price will generally be 94% of our volume-weighted average trading price during a given purchase day, Kingston generally will have no obligation to purchase shares on a given day to the extent that the volume-weighted average trading price of our shares during such day is less than $1.60 per share.  Prior to the reduction of this minimum price condition from $2.50 per share to $1.50 per share in March 2001, Kingston agreed to waive the $2.50 minimum price condition with respect to one drawdown period, and Kingston may agree from time to time to waive the minimum purchase price in effect in the future to allow Juno to sell common stock to Kingston at prices lower than $1.50 per share. Kingston does not have an obligation to permit such sales, and may grant or deny such waivers in its sole discretion.  Even if Kingston does grant such a waiver in a particular case and, at Juno's request, accepts a new minimum purchase price lower than $1.50 per share for a given drawdown period, there can be no assurance that Juno will meet such new minimum trading price condition to our ability to draw down funds for all or any portion of such drawdown period.  We will control the timing and frequency of any sales, subject to the facility’s various restrictions, and will have no obligation to draw down any minimum amount or number of times.  The facility may be terminated by Kingston since we have not sold shares to the fund since March 2001 and the common stock investment agreement gives Kingston the right to terminate the facility if we do not sell shares under the facility for a period of four consecutive months. We have sold 317,400 shares and raised net proceeds of $225,000 under this facility.
             Juno filed a registration statement on Form S-3 with the Securities and Exchange Commission on November 28, 2000 to register the resale by the fund of up to 10,000,000 shares of the common stock that may be issued to it under the equity line facility. The common stock investment agreement provides that the equity line will not be available to Juno unless a registration statement is effective to permit the fund to resell the shares purchased by it.  At the date hereof, no effective registration statement is available to Kingston for such purpose.

             As of June 30, 2001, we held a total of $42.0 million in cash and cash equivalents.  We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months.  As noted earlier, we currently project that our net loss for the second half of 2001 will total less than $2 million.

             In 2000, we entered into several transactions in which Juno’s payment for services rendered may be settled in whole or in part through the issuance of our common stock.

             On June 29, 2000, we entered into a subscriber referral agreement with SmartWorld Communications, Inc. and its subsidiaries SmartWorld Technologies, LLC and Freewwweb, LLC.  Under the terms of the Freewwweb Agreement, Freewwweb began to refer its subscribers to our Internet access services on July 19, 2000 and is entitled to receive consideration from us for each former Freewwweb subscriber that became a new subscriber to our services and subsequently met certain qualification criteria.  Under the terms of the Freewwweb Agreement, such consideration will include cash and may include, at our option, shares of our common stock.  The number of shares of our common stock to be issued will be determined based on the closing sale price of our common stock on the dates of issuance.  In accordance with the Freewwweb Agreement, we have ceased accepting additional Freewwweb subscribers.  We have not yet issued any shares of our common stock to Freewwweb or its affiliates under this agreement.  Please see Part II, Item 1, “Legal Proceedings” for additional information concerning this transaction.

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

Recent Accounting Pronouncements

             In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Upon adoption of SFAS No. 142, goodwill will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill might be impaired.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease.  The adoption date for Juno will be July 1, 2001 and will not have a material effect on Juno’s financial position, result of operations, or cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

             You should carefully consider these risk factors in addition to the other information in this report. You should also consider the risk factors set forth in other documents filed with the SEC, including Juno’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and the form of proxy statement contained in the Registration Statement on Form S-4, as amended, filed by United Online, Inc. Any of these factors could have a material adverse impact on our business, financial condition and results of operations.

There are many conditions to the completion of the pending merger transaction involving Juno and NetZero, and our business may be harmed if the transaction is not completed.

             On June 7, 2001, we announced the signing of a merger agreement with NetZero, Inc., under which we and NetZero agreed to engage in a business combination, subject to various conditions. If this transaction closes, Juno and NetZero will become wholly-owned subsidiaries of a newly formed holding company, United Online, Inc., and each issued and outstanding share of Juno common stock will be converted into the right to receive 0.357 of a share of United Online common stock.  Completion of this proposed merger transaction is subject to the approval of our stockholders and the stockholders of NetZero as well as to the satisfaction of numerous other conditions.  Many of these conditions, including the listing of United Online’s shares on the Nasdaq National Market and the absence of material adverse changes in our and NetZero’s businesses, are beyond our control. On June 12, 2001, we filed a Form 8-K with the SEC regarding the proposed transaction, attaching as exhibits the merger agreement and a press release announcing the transaction.  Those documents contain the specific terms and conditions of the transaction. Additional information about United Online and the proposed merger transaction, including interests of our directors and executive officers in the transaction, is available in the Registration Statement on Form S-4 filed by United Online on June 22, 2001 and the amendments thereto filed since.

             There are no assurances that the proposed merger will occur, that the performance of the combined company will be favorable to our stockholders or that the pendency of the proposed merger will not have an adverse effect on us in the interim.  If the merger is not completed, the Company will be subject to a number of material risks. For example, a public announcement that the merger will not be completed may have an adverse effect on our sales and operating results, on our ability to attract and retain key management and other personnel, on the progress of various development projects, and on public perception of our company. Costs related to the merger, such as legal, accounting, and financial advisory fees, must be paid even if the merger is not completed.  If the merger agreement is terminated for specified reasons, Juno may be obligated to pay NetZero a $2.5 million termination fee and reimburse NetZero for expenses in an amount up to $1 million.  In addition, while the merger agreement is in effect, we are prohibited, subject to limited exceptions, from soliciting or entering into specified types of transactions such as a merger, sale of assets, or other business combination with any third party.  If the merger is not completed, any delay these provisions of the merger agreement impose with regard to pursuing alternative transactions may be harmful to us. These and other consequences of terminating the merger agreement could harm our business and financial results.

We may fail to realize the anticipated benefits of the merger transaction or to operate effectively following the transaction.

             Even if the merger transaction is completed, there can be no assurance that the companies will be successful in achieving greater operating efficiencies and other anticipated synergies, or in operating effectively at all. To realize the anticipated benefits of the mergers, members of the management teams of Juno, NetZero and United Online must develop strategies and implement a business plan that will:

•	successfully integrate Juno’s and NetZero’s organizations, operations, technologies, policies, procedures, product lines, services and customer bases;
•	integrate and retain advertising customers, vendors and subscribers from both companies;
•	successfully manage telecommunications contracts to efficiently benefit Juno's and NetZero's services;
•	reduce the costs associated with each company's operations;
•	successfully market both companies' services;
•	assimilate the personnel of both companies and maintain or improve employee morale in light of management changes and other operational disruptions;
•	successfully retain and attract key employees, including operating management and key technical personnel, during a period of transition and in light of the competitive employment market; and
•	while integrating the combined company's operations, maintain adequate focus on the core businesses in order to take advantage of competitive opportunities and to respond to competitive challenges.

             The diversion of management resources necessary to complete this integration successfully may adversely impact the business operations of the combined company. It is not certain that Juno and NetZero can be successfully integrated in a timely manner or at all or that any of the anticipated benefits of the merger will be realized. Failure to do so could materially harm the business and operating results of the combined company.

Our billable premium services and our free basic Web access service have a limited operating history and face numerous risks and uncertainties

             We have a limited operating history upon which you can evaluate our business and our services. We began offering our free basic service to the public in its original form in April 1996, first offered billable premium services to the public in July 1998 and expanded our free basic service to include full Internet access in addition to e-mail in December 1999. As a company in the rapidly evolving market for Internet services, we face numerous risks and uncertainties.  Some of these risks relate to our ability to:

•	attract and retain subscribers to our free basic service and our billable premium services;
•	anticipate and adapt to the changing market for Internet services;
•	generate revenues sufficient to cover our operating expenses through the sale of our billable premium services, through the sale of advertising or from other revenue sources;
•	preserve or raise the capital necessary to fund our operations to the extent that they are not profitable;
•	control the cost of providing our free basic service by implementing measures designed to discourage excessive use of this service, and to do so without causing undesirable levels of subscriber attrition;

•	maintain and develop strategic relationships with business partners to advertise their products over our services, particularly in light of ongoing weakness in the market for Internet advertising;
•	promote awareness of and attract subscribers to the Juno services, particularly to the extent that we continue to refrain from conducting any material external marketing activities;
•	prevent increases and achieve reductions in the rates we pay for telecommunications services;
•	respond to actions taken by our competitors and the entry of new competitors into our markets;
•	develop and deploy successive versions of the Juno software;
•	operate computer systems and related infrastructure adequate to effectively provide our basic service and our billable premium services;
•	provide technical and customer support to our subscribers in a cost-effective manner;
•	operate broadband Internet access services in a cost-effective manner, whether independently or in collaboration with one or more third parties, to whatever extent we might choose to offer such services;

•	manage the billing systems used to invoice subscribers to our billable premium services; and
•	attract, retain and motivate qualified personnel.

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

We have a history of losses since our inception in 1995 and may not ever become cash-flow positive or profitable

             Since our inception in 1995, we have not been profitable. We have incurred substantial costs to create and introduce our various services, to operate these services, to attract subscribers to and promote awareness of these services and to build our business. We incurred net losses of approximately $3.8 million from inception through December 31, 1995, $23.0 million for the year ended December 31, 1996, $33.7 million for the year ended December 31, 1997, $31.6 million for the year ended December 31, 1998, $55.8 million for the year ended December 31, 1999, $131.4 million for the year ended December 31, 2000 and $12.2 million for the six months ended June 30, 2001.  As of June 30, 2001, our accumulated net losses totaled $291.6 million. We incurred negative cash flows from operations of approximately $16.4 million for the year ended December 31, 1996, $33.6 million for the year ended December 31, 1997, $20.9 million for the year ended December 31, 1998, $45.1 million for the year ended December 31, 1999, $109.5 million for the year ended December 31, 2000 and $13.7 million for the six months ended June 30, 2001.

             Since we operated as a limited partnership prior to the merger of Juno Online Services, L.P. into Juno Online Services, Inc. in March 1999, taxable losses incurred prior to the merger were allocated to the partners of Juno Online Services, L.P. for reporting on their income tax returns. As a result, we will not be able to offset future taxable income, if any, against losses incurred prior to the March 1999 merger.

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

Our business is subject to fluctuations in operating results which may negatively impact the price of our stock

             Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors. These include factors within and outside of our control. Some of these factors include:

•	patterns of subscriber acquisition and retention, and seasonal trends relating to subscriber usage of our services;
•	the extent to which our reduction in marketing activity to acquire subscribers and promote the Juno brand affects our ability to acquire and retain subscribers;
•	the availability and effectiveness of any revenue sharing arrangements or other strategic alliances;
•	the demand for Internet advertising and our ability to collect outstanding receivables from our advertisers;
•	seasonal trends relating to Internet advertising spending;
•	capital expenditures related to upgrading our computer systems and related infrastructure;
•	our ability to protect our systems from any telecommunications failures, power loss, or software-related system failures;
•	our ability to integrate operations and technologies from any acquisitions or other business combinations or relationships into which we enter;
•	the extent to which we experience increased competition in the markets for Internet services, Internet advertising and electronic commerce;
•	changes in operating expenses including, in particular, telecommunications expenses and the cost of providing various types of technical and non-technical customer support to our subscribers; and
•	economic conditions specific to the Internet, as well as general economic and market conditions.

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

We cannot predict our future capital needs and we may not be able to implement our existing financing plans or secure additional financing

             Because we expect to continue to incur losses for the foreseeable future, we may need to raise additional funds in the future to fund our operations, including our telecommunications and other service provision costs, subscriber acquisition costs, costs of enhancing or expanding the range of Internet services we offer and costs associated with responding to competitive pressures or perceived opportunities. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional subscribers, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely. In light of our historical and expected losses, we are unlikely to be able to raise significant additional funds through the incurrence of indebtedness. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

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
             In addition to price-related limitations, Kingston generally has no obligation to purchase shares on a given day to the extent that such purchases would exceed specified limitations based on our trading volume. Furthermore, Kingston cannot purchase shares of our common stock unless a registration statement is effective covering the resale of such shares by Kingston, and, as of the date hereof, there is no such effective registration statement.  Kingston also has the right to terminate the facility in its entirety since we have not sold any shares to Kingston since March 2001 and our agreement with Kingston gives them the right to terminate the equity line facility if we do not sell any shares to them under the facility for a period of four consecutive months.

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

             In the event that we were able, in spite of the various restrictions contained in the equity line facility, to draw down the maximum amount under the facility, and if we indeed chose to draw down the full $125 million, and if all sales under the facility occurred at $1.50 per share, then we would need to issue 83,333,333 shares of common stock to Kingston, well in excess of the 41,746,854 shares of our common stock outstanding as of June 30, 2001. If Kingston permitted us to sell shares to them at prices lower than $1.50 per share and we chose to do so, then it is possible that an even greater number of shares could be issued. In general, ownership dilution will increase as the market price for our common stock declines.

             As of January 23, 2001, we had filed a registration statement with respect to 10,000,000 shares of our common stock in connection with the equity line facility. If the remaining 9,682,600 shares under such registration statement were to be issued, they would represent 18.8% of our shares outstanding, when added to the number of shares outstanding as of June 30, 2001.
             The perceived risk associated with the possible sale of a large number of shares under the equity line facility at prices as low as $1.50 per share—or even lower, in the event that we were to request and Kingston were to agree to a waiver allowing us to sell shares to them at prices below $1.50 per share—could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock under the equity line facility could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

We may issue common stock to pay for services in transactions that cause dilution to our stockholders, and the dilutive effect of these issuances would increase to the extent that our stock price declines

             In addition to the equity line facility, we have entered into a number of relationships in which we may use our common stock to compensate third parties for services performed for us, including subscriber referral services, and we may enter into additional such relationships in the future. In most of these transactions, the payments owed by Juno will be calculated in dollar terms, with Juno having the right to issue an equivalent amount of its common stock in lieu of making cash payments. We currently anticipate that we will generally exercise those rights to make payments in our common stock where available to us, although we may choose to pay for some or all of such expenses in cash. If the price of Juno common stock should decline, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our stockholders.  Additionally, the third parties to whom we issue common stock will generally have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of these shares in the market, or the perception that such sales could occur.

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

The provision of full Web access as a feature of our free basic service creates substantial risks

             In December 1999, we expanded our free basic service to include full Internet access, including access to the World Wide Web. We face numerous costs, operational and legal risks, and other uncertainties associated with our provision of free Web access to consumers, including the following:

•	Risk that our paying subscribers will cancel their billable service subscriptions and switch to our free service. Since users of our basic service can access the Web for free, some Juno Web subscribers may cancel their billable service subscriptions and switch to the free basic service. If the number of Juno Web subscribers who switch to the free basic service is significant, our business and financial results may suffer.

•	Risk that the number of hours our free basic service is used, and the cost of providing the service, will not decrease, and may increase. The cost of providing our free basic service is proportional to the amount of time subscribers to the service spend using it to connect to the Internet or to Juno's central computers. As users of the service spend more time connected, the costs we incur to provide the service go up. Starting toward the end of 2000, we began implementing measures designed to address disproportionate resource consumption by heavier users of our free basic service, but there can be no assurance that these or any future measures we may implement will be successful in reducing either average connection time per subscriber or aggregate connection time for all users of the service on an ongoing basis. If aggregate hours of connection time associated with our free basic service increase or do not continue to decline, our business and financial results may suffer.

•	Risk that we may be unable to generate significant revenues from the sale of advertising on the persistent advertising and navigation banner currently displayed while free subscribers use the Web, or that pending litigation might require us to permanently disable this banner or discontinue its use for the display of third-party advertising. The display of a persistent advertising and navigation banner to users of our basic service when they use the Web creates a significant amount of advertising inventory. To date, this advertising inventory has not generated significant revenues, even with the efforts of various third party sales agents and our internal sales organization.

Additionally, in connection with a patent infringement action brought against us by NetZero, we discontinued the display of third-party advertisements in the persistent advertising and navigation banner as of January 12, 2001, pursuant to a temporary injunction entered by the court. However, in April 2001, the court lifted this temporary restraining order and we resumed displaying third-party advertisements in the persistent advertising banner. It is expected that, upon completion of Juno’s pending merger transaction with NetZero, this action will be dismissed, and, at the request of the parties, the court has stayed further proceedings in this matter in anticipation of the consummation of the merger transaction. If the action is not dismissed, however, and NetZero ultimately succeeds in its infringement action, we may be permanently prohibited from utilizing our advertising and navigation banner for the display of third-party advertising or possibly for any purpose, including the promotion of Juno's own premium billable services and the differentiation of our free basic service from our premium billable services.

There can be no assurance that, in the future, we will be able to continue the use of the advertising and navigation banner on our free basic service, or, that if we are permitted to do so, we will be able to generate significant revenues from the sale of advertising inventory on this banner, either through third-party sales agents or our own internal sales organization. If we are unable to sell this inventory or to do so at favorable rates, our advertising revenues could suffer.

We may experience increases in our telecommunications costs

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

             Furthermore, we have from time to time experienced significant increases in the amount of time that users of our billable premium services spend connected to the Web. We believe this trend is likely to continue and may accelerate, especially if we continue to experience migrations from our free service to our billable premium services by relatively heavy users of our free service who are seeking to avoid the usage constraints we began imposing on the free service in late 2000.  As a result, we have experienced increases in overall connection time by Juno subscribers and/or in connection time per Juno subscriber and such increases may continue, even if we are successful at reducing connection time per subscriber to the free basic service.  Accordingly, this trend can be expected to increase our telecommunications costs both on an absolute and a per-subscriber basis, unless we are able to achieve corresponding reductions in our telecommunications rates. If we were to attract new subscribers to our services, our telecommunications costs would increase still further on an absolute basis. We cannot assure you that we will be able to achieve adequate reductions in our per-subscriber telecommunications costs, or any such reductions, and if we are unable to achieve such reductions, our business and financial results will suffer.

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

             On December 26, 2000, NetZero filed an action in the United States District Court for the Central District of California, alleging that Juno has infringed U.S. Patent No. 6,157,946. NetZero has alleged that the persistent advertising and navigation banner used on Juno's free service, along with other elements of Juno's service, infringes the patent. NetZero is seeking unspecified monetary damages, attorneys fees, and injunctive relief, including a prohibition on Juno's continuing to offer its free service in its current form. On January 5, 2001, the court granted an interim temporary restraining order prohibiting Juno from displaying third-party advertisements in the persistent advertising and navigation banner displayed to users of Juno's free service.  However, in April 2001, the court lifted this  temporary restraining order and we resumed  displaying third-party advertisements in the persistent advertising banner.  It is expected that, upon completion of Juno’s pending merger transaction with NetZero, this action will be dismissed, and, at the request of the parties, the court has stayed further proceedings in this matter in anticipation of the consummation of the merger transaction. If the action is not dismissed, however, it remains possible that the ultimate outcome of this dispute could have an adverse impact on how we are permitted to operate our services.  If, as a result of this dispute, we were required permanently to discontinue our display of third-party advertising on the advertising and navigation banner, our advertising revenues could be materially harmed. If we were required permanently to discontinue our use of the persistent advertising and navigation banner entirely, the presence of this device as a differentiating feature between our free service and our premium services, as well as our ability to use the banner to promote our billable premium services, would be eliminated, and our ability to upgrade users to and retain users in our billable premium services would be impaired. If we were required to cease providing our free service in its current form, our financial results and our business prospects could be materially adversely affected.
             We have been granted seven U.S. patents covering aspects of our technology for the offline display of advertisements and the authentication and dynamic scheduling of advertisements and other messages to be delivered to computer users. We have also filed a number of other U.S. patent applications relating to additional aspects of our business. We cannot assure you, however, that these applications will result in the issuance of patents, that any patents that have been granted or that might be granted in the future will provide us with any competitive advantages or will be exploited profitably by us, or that any of these patents will withstand any challenges by third parties. We also cannot assure you that others will not obtain and assert patents against us which are essential for our business. If patents are asserted against us, we cannot assure you that we will be able to obtain license rights to those patents on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

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

Our ability to cause our free basic service subscribers to upgrade to our billable premium services is uncertain, and if the number of subscribers upgrading to our billable services falls short of our goals, our business and financial results will suffer

             Our business strategy contemplates that some of the subscribers to our free basic service will decide over time to upgrade to our premium services. We are relying increasingly on this migration as a major source of subscribers to our billable premium services. Since July 1998, we have conducted advertising to our free basic service subscribers to encourage them to upgrade. There is a risk that repeated exposure to these advertisements may cause their effectiveness to decline. Furthermore, to the extent that our number of active free subscribers declines, due to usage restrictions imposed on the free service or for any other reason, we will have a smaller pool of free subscribers to solicit, further reducing the absolute number of potential migrations to our billable services.  As a result, advertisements promoting our billable services to our free subscribers may prove insufficient to generate a material number of new subscriptions to our billable services.  The rate at which users of the free basic service upgrade to our billable premium services may decline, and for this and other reasons, our overall billable subscribers count is likely to decline.  If our marketing techniques fail to generate an adequate conversion rate from free to billable premium services, if the acquisition cost for subscribers acquired directly or indirectly into our billable premium services is greater than expected, if diminished capital resources require us to curtail even further our use of external marketing channels, or if technical limitations make the conversion process more difficult or time-consuming than anticipated, our business and financial results will suffer.

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

Our active and billable subscriber counts are likely to decline and our business may suffer as a result of continued reductions in our subscriber acquisition activities

             We may not succeed in acquiring or retaining a sufficiently large subscriber base for our free basic service and our billable premium services. To acquire new subscribers, we have historically relied on a number of cash-intensive distribution channels for our free proprietary software that enables subscribers to use our services. The most significant channel has been the use of direct mail to circulate diskettes or CDs containing our software to large numbers of prospective subscribers. We have suspended substantially all use of direct mail for subscriber acquisition, and although our plans could change in response to any of a number of factors, we do not currently expect to resume its use in the near future. Most of our other subscriber acquisition activities have similarly been suspended or materially curtailed, and we expect that our subscriber acquisition activities will continue to diminish in the future. In the past, we have undertaken some subscriber acquisition activities that entail the expenditure of lesser amounts of cash, including stock-based subscriber referral agreements with smaller Internet access providers seeking to exit the business, but there can be no assurance that we will pursue such opportunities in the future, that such opportunities will be available to us if we do choose to pursue them, that we would be successful in exploiting additional such opportunities if they were to become available, or that the number of subscribers generated by any such opportunities would be sufficient to grow or even maintain the size of our subscriber base. Additionally, there is a risk that recent declines in the trading price of our common stock will adversely affect the willingness of potential counterparties to accept Juno common stock as an alternative to cash consideration in connection with such opportunities, to whatever extent we might choose to pursue them. To the extent that alternative subscriber acquisition methods we employ involve the issuance of Juno common stock as consideration, existing stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock.  The reduction of our subscriber acquisition activities is likely to contribute to the projected decline in our active and our billable subscriber count, and such decline may cause our business and financial results to suffer.

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
             Furthermore, we have recently begun implementing certain measures designed to encourage heavier users of our free service to alter their usage patterns, upgrade to one of our billable services, or generate additional revenues in some other way that might help us cover the higher costs they cause us to incur. While the details of these measures may change over time, these measures currently include, but may or may not be limited to, the display of additional advertising to heavier users and the prioritization of access to our free service according to usage levels, among other factors. Such prioritization mechanisms currently make it more difficult for heavier users of our free service to establish and maintain a Web connection through this service, particularly during those hours when overall usage tends to be highest, than is expected to be the case for free subscribers whose usage patterns are more typical. As a result of these and other factors, we have experienced declines in our active free user base and expect to experience additional declines. We are unable to predict the amount of future attrition that we might experience, or the extent to which it might involve subscribers other than those heavier users to whom we currently target these measures. In the event the decrease in the size of Juno's subscriber base is significant, and particularly to the extent such attrition involves subscribers other than the targeted groups, such measures could cause our business and financial results to suffer. Furthermore, we have begun to reduce the use of discounted pricing plans for our billable premium services, by offering higher-priced plans both through selected external marketing channels and to some of our existing billable subscribers.  As a result of these and other factors, we have experienced declines in our billable user base and expect to experience additional declines in the future.  Additionally, we may at some point in the future charge a fee for our basic service or cap the amount a subscriber may use this service in a given period.  If these or other factors result in the loss of a significant number of subscribers, our business and financial results could suffer.

             In the past, we have experienced periods during which subscriber attrition caused the total number of subscribers using our services in a given month to remain relatively static or decline despite our addition of a number of new users to our services.  Although the many factors affecting subscriber acquisition and retention make it difficult to accurately predict the future size of our subscriber base, we currently expect that our active and billable subscriber count will continue to decline in coming quarters, due to the factors described above, among others.  If the decline in the size of our active or billable subscriber base were significant, our business and financial results could suffer.

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

             In recruiting subscribers for our services, we currently compete, or expect to compete, with the following types of companies, among others:

•	National providers of Internet access such as AOL Time Warner, EarthLink and Microsoft, including some companies, such as NetZero, that offer some level of Internet access for free;
•	Numerous independent regional and local Internet service providers that may offer lower prices than most national Internet service providers;
•	arious national and local telephone companies such as AT&T, MCI WorldCom Communications and Pacific Bell, a division of SBC Telecom;
•	Companies providing Internet access through "set-top boxes" connected to a user's television, such as WebTV, or through a "cable modem" connected to a user's personal computer, such as Excite@Home;
•	Companies providing Internet access services using other broadband technologies, including digital subscriber line technology, commonly known as DSL, such as the Regional Bell Operating Companies and various partners of Covad Communications; and

•	Retail companies such as K-Mart, Costco and WalMart.

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

Our strategic marketing alliances and other sources of advertising revenue are concentrated in the Internet industry, making us vulnerable to downturns experienced by other Internet companies or the Internet industry in general

             In the quarter ended June 30, 2001, we derived approximately 55% of our advertising and transaction fee revenue from strategic marketing and advertising relationships with other Internet companies. At the current time, we believe that some of these companies may be having difficulty generating operating cash flow or raising capital, or are anticipating such difficulties, and are electing to scale back the resources they devote to advertising, including on our services. Other companies in the Internet industry have depleted their available capital, and have ceased operations or filed for bankruptcy protection or may be expected to do so. Difficulties such as these have affected and may continue to affect the total amount of advertising inventory we sell, as well as our ability to collect revenues or advances against revenues from our existing partners or advertisers as such amounts become due. An increasing number of our strategic marketing partners and advertisers, including some with agreements providing for minimum guaranteed payments, have either already defaulted on periodic payments due to us, or informed us that they will not meet their obligations. If the current environment for Internet advertising does not improve, our business and financial results may suffer.

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

             We currently rely primarily on our internal sales and marketing personnel for generating sales leads and promoting our services to the advertising community. We also rely on third-party relationships in which Juno receives revenue in return for displaying advertising sold by a third party or in which Juno is compensated for delivering viewers to Web pages on which ads sold by a third party are displayed. These arrangements include a relationship with LookSmart Ltd., under the terms of which LookSmart provides Internet search and directory features to our subscribers through our Web portal site, and we are entitled to receive payments based on the volume of Web pages viewed by users of these features. Effective July 1, 2001, we entered into a new agreement with Looksmart that provides for a lower fixed payment and makes the total payment owed to Juno more dependent on advertising revenue generated by LookSmart than it was in the past.  We cannot be sure that our users will find the services provided by LookSmart useful, or that they will utilize LookSmart's search and directory features in a manner that generates significant revenue to Juno, or that our relationship with LookSmart will continue in its current form or at all. If use of the LookSmart features is less than projected or if Juno's relationship with LookSmart is either terminated or further modified in ways that are unfavorable to us, our business and financial results may suffer. In recent quarters, we have experienced difficulties in achieving our projected level of advertising sales. If our internal sales organization or any third-party sales agents we might rely on are not able to accomplish our sales objectives, then our business and financial results may suffer.

             Between January 2001 and April 2001, we were subject to a temporary restraining order in connection with a patent infringement action brought against us by NetZero.  During its pendency, the temporary restraining order required us to discontinue the display of third-party advertisements in the persistent advertising and navigation banner displayed to users of our free basic service when they use the Web.  It is expected that, upon completion of Juno’s pending merger transaction with NetZero, this action will be dismissed, and, at the request of the parties, the court has stayed further proceedings in this matter in anticipation of the consummation of the merger transaction.  If the action is not dismissed, however, it is possible that NetZero could ultimately succeed in its infringement action.  If NetZero were to prevail, we could be permanently prohibited from utilizing our advertising and navigation banner as an additional source of advertising inventory. There can be no assurance that, in the future, we will be able to continue the use of the advertising and navigation banner in any fashion, or that, if we are permitted to do so, we will be able to generate significant revenues from the sale of advertising inventory on this banner, either through a third-party sales agent or our own internal sales organization.  If we are unable to sell this inventory or to do so at favorable rates, our advertising revenues could be materially adversely affected. Furthermore, if Internet-based advertising continues to contract or fails to recover or if we are unable to capture a sufficient share of Internet-based advertising, our business and financial results may suffer.

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

             While we have entered into several arrangements with providers of broadband connections to allow the delivery of our services over distribution channels they own or control, our broadband relationships are at best at an experimental, trial, or initial implementation stage, and we may choose to decrease, rather than increase, the scope or number of these arrangements or the availability of some forms of broadband service to our subscribers.  Only a portion of our subscriber base is located in areas currently served by broadband providers with which we have existing agreements.  The associated services are used by a negligible number of our subscribers at the current time, and we expect that this number will not increase materially over the coming quarters and is likely to decrease.  In the future, we might be prevented from delivering high-speed Internet access through networks controlled by competitors of ours, or from doing so on a cost-effective basis, and, as a result, we may not ever offer our subscribers high-speed Internet access in some areas.

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

As the market for broadband services expands, our business may be harmed if we cannot provide competitive broadband services

             Juno Express, our billable broadband service, is designed to deliver Internet access at broadband speeds through a variety of technologies. Juno Express currently accounts for an extremely small percentage of our active subscriber base and may never account for a material percentage. If broadband services continue to increase in popularity and we are not able to offer broadband services to satisfy consumer demand, our business and financial results may suffer. To date, we have found Juno Express to be a costly service to market and to operate, due in part to factors such as unfamiliarity on the part of consumers, unavailability to large portions of our subscriber base, installation difficulties, relatively high retail price points, and high operating costs, among others. There can be no assurance that we will be successful in addressing any of these issues.  While we have formed relationships for the delivery of broadband services through DSL, wireless, and cable technologies, some of these relationships have been or are expected to be terminated, and each of these technologies is subject to substantial obstacles, risks and uncertainties.

DSL

             We currently provide a DSL version of Juno Express through a partner, Covad Communications, to a limited number of subscribers in selected markets across the country. Following an operational and financial review of our DSL offering, we stopped accepting new orders for this service in March 2001, although we continue to provide the service to those subscribers who had signed up prior to that date.  Barring improvements in the underlying economics, we do not currently plan to resume accepting subscribers into this DSL service in the foreseeable future.  Our current agreement with Covad  may be terminated by either party on sixty days notice.  If our relationship with Covad is unsuccessful or is terminated, if Covad discontinues providing DSL services, if we are unable to identify and reach acceptable terms with one or more alternative providers of DSL services, if Juno and any DSL providers with whom we work are unable to coordinate effectively with the local telephone companies on whom we must rely for installation-related services, if difficulties associated with the installation process cause subscribers to cancel their DSL orders, or if other factors delay or otherwise hinder our ability to provide DSL services either within or beyond the markets in which the service is currently provided, or if these or other factors affect our ability to deliver DSL-based services in a timely and cost-effective fashion, then our business and financial results may suffer. We currently believe that it is likely that we will discontinue the DSL version of Juno Express, at least in its present form, in the near future.

Wireless

             We ceased providing a mobile wireless version of Juno Express powered by Metricom's Ricochet technology on August 8, 2001, after Metricom shut down its network operations.  Metricom has sought Chapter 11 bankruptcy protection and is in the process of winding down its business.  The mobile wireless version of Juno Express was offered in 13 markets.  It is unlikely that Juno will offer a substitute mobile wireless service to its subscribers in the foreseeable future.

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
             Cable

             We have entered into agreements with AT&T Broadband, Comcast, and Time Warner Cable to test the provision of Internet services over their cable systems, initially in small-scale trials. We may find that offering Juno Express over cable systems requires us to incur levels of operating expense that make broad expansion of these relationships unfeasible or unattractive to us.  Conversely, to the extent our agreements with these or other partners require us to undertake such broad expansion, the cost of performing our obligations under such agreements might prove prohibitive. We may find that we are unsuccessful in attracting a significant number of subscribers through these relationships, especially in light of competitive services that are expected to be offered through the same platforms, possibly at lower prices than we can offer.  We or our cable partners may be unable or unwilling to expand the service geographically to cover significant segments of our user base.  We may find it economically unattractive to pursue any expansion of these relationships.  In the case of Time Warner Cable, our agreement is subject to approval by the Federal Trade Commission, and contains certain future operational and performance obligations on our part concerning the expansion of our services over our partner’s cable systems.  Our arrangement with Time Warner Cable may be terminated if these regulatory, operational or performance conditions are not satisfied.  The costs associated with offering these services could be significant, and we cannot be sure that we will realize any reasonable return from our investment in this offering. In addition, the rollout of our services is dependent on AOL Time Warner's roll out, and there is no assurance that we will offer these services in a significant manner in the near term, if at all. Our agreement with AOL Time Warner will terminate automatically if the FTC has not approved it within a specified period of time. As of the date hereof, the FTC has not approved the agreement, and there can be no assurance that FTC approval will be obtained or, even if obtained, that we will perform under the agreement to the satisfaction of the FTC or AOL Time Warner. If we do not offer these services or, alternatively, if offering these services turns out to be unprofitable for us, our financial condition and results of operations could be adversely affected.

             The market for broadband services is in the early stages of development, and we cannot assure you that consumer demand for broadband services in general, or for DSL, wireless, or cable technologies in particular, will increase. We cannot assure you that we will have adequate access to any of these technologies at favorable rates, that we will be able to reach a sufficient number of users through any of the broadband partners identified above, or that we will have adequate capital to take advantage of existing or future opportunities to provide broadband services. Juno Express faces competition in the market for broadband services from many competitors with significant financial resources, well-established brand names, and large existing customer bases. In many markets, these competitors already offer, or are expected to offer, broadband Internet access at prices lower than we expect to be able to offer to potential customers for Juno Express. If we are unable to provide competitive broadband services at competitive rates, our business and financial results may suffer.

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

Seasonal trends in Internet usage and advertising sales may negatively affect our business

             Seasonal trends are likely to affect our business. We believe that subscribers typically use our Internet services less during the summer months and year-end holiday periods. Under most of our advertising and strategic marketing relationships, our advertising revenue is dependent on the number of impressions displayed to our users. To the extent that usage by our subscribers is lower seasonally, our revenues may be lower during these periods. In addition, the rate at which new subscribers sign up for our billable premium services may be lower during the summer months and year-end holiday periods, other things being equal.

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

             As of June 30, 2001, we had contracted for the use of more than 4,000 local telephone numbers associated with points of presence throughout the United States. Nevertheless, a minority of our subscriber base may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use our service to access the Web, either through our free basic service or through Juno Web, due to the telecommunications charges that they would incur during an extended connection. The inability of some of our subscribers to access our service with a local call in some areas of the country could harm our business. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas.

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

             Only a small number of telecommunications companies can provide the network services we require. This number has been reduced through consolidation in the telecommunications industry, and there is a significant risk that further consolidation could make us reliant on an even smaller number of providers. We are particularly dependent on WorldCom, which, as of June 30, 2001, provided more than 1,000 of the more than 4,000 points of presence for which we contract, many of which are in locations not served competitively by other telecommunications carriers.  Our current agreement with WorldCom expired on May 30, 2001.  We are currently negotiating with WorldCom to renew our agreement, but we cannot predict whether we will be able to renew this agreement on pricing or other terms that are favorable to us, or at all.  If we are unable to reach a new agreement with WorldCom, they will have the right to discontinue providing services to us effective September 30, 2001. Were our relationship with WorldCom to be terminated, there can be no assurance that we would be able to replace the services provided to us by WorldCom on attractive terms or at all.  A significant number of our subscribers reside in areas where Juno does not currently provide access other than through WorldCom.  If our relationship with WorldCom terminates and we are unable to replace the services they provide us with comparable services provided by other telecommunications carriers at competitive prices, then our business and financial results could suffer.

             Our financial results are highly sensitive to variations in prices for the telecommunications services described above. In the past, we have benefited from reductions in per-unit pricing for telecommunications services. We cannot assure you that telecommunications prices will continue to decline, or that there will not be telecommunications price increases due to factors within or beyond our control.  These factors may include, among others, ongoing consolidation in the telecommunications industry, as well as a decline in the total number of telecommunications hours our subscribers consume, possibly due in part to reductions in the size of our subscriber base or in the amount of telecommunications-related resources we allow various categories of subscribers to use.  Furthermore, some of our telecommunications carriers have experienced financial difficulties, and it is impossible to predict whether all of our current providers will be able to continue providing services to us at acceptable levels of quality, or at all. There can be no assurance that our telecommunications carriers will continue to provide us access to their points of presence on our current or better price terms, that the price terms that they do offer us, if any, will be sufficiently low to meet our needs, or that alternative services will be available in the event that their quality of service declines, our agreements are terminated, or they discontinue dial-up service or cease operations entirely. If any of these companies becomes unable to provide service in locations not served by numerous other providers, some of our subscribers may become unable to access our services with a local phone call, possibly leading to increased subscriber attrition. Furthermore, the rates we pay for telecommunications services may increase as a result of reduced competition.

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

             Additionally, under long-standing FCC regulations, local telephone carriers have been required to make certain reciprocal payments to each other for carrying telephone calls on each others’ networks.  These reciprocal payments are required to be made by the carrier that originates a phone call to the carrier that terminates the phone call.  Since carriers that service Internet access providers receive far more inbound calls than they have outbound calls to complete, such carriers have historically been entitled to receive a greater amount of reciprocal payments income from other carriers than they have been obligated to remit to such carriers for the low volume of outbound calls they carry.  Under recent changes to the FCC regulations, however, it is expected that this imbalance will be corrected over the next two years.  Since the telecommunications carriers we utilize characteristically carry a high proportion of inbound ISP traffic, there is a risk that they will raise their rates in order to replace some of the reciprocal payments income likely to be eliminated under the new FCC regulations, that they will cease providing services in some areas, or that they will be forced to discontinue operations entirely.

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

             At June 30, 2001, ClientLogic provided approximately 380 full-time or part-time customer service and technical support representatives at its facilities to handle our account. We believe the availability of call-in technical support and customer service is especially important to acquire and retain subscribers to our billable premium services, and we are dependent on ClientLogic to provide this function. At times, our subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. We believe that failure to provide consistent customer support and to maintain consumer-acceptable hold times could have an adverse effect on our subscriber acquisition and retention efforts in the future. However, maintaining desired customer support levels may require significantly more support personnel than are currently available to us through ClientLogic, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. Additionally, if we elect to offer customer service features that we do not currently support, or to enhance the overall quality of our customer support for competitive reasons, we may require even greater resources.   ClientLogic can terminate our current agreement without cause upon 180 days notice. In addition, after June 19, 2002, ClientLogic may terminate the contract upon 90 days notice if ClientLogic proposes modifications to the pricing terms of the contract and we do not reach agreement within 60 days of the proposal. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if ClientLogic is unable to provide enough personnel to provide the quality and quantity of service we desire, if system failures, outages or other technical problems make it difficult for our subscribers to reach customer service representatives at ClientLogic, or if we are unable to obtain externally or develop internally the additional customer service and technical support capacity we expect to need, our business and financial results may suffer.

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

Staff attrition could strain our managerial, operational, financial and other resources

             We had 65 employees at December 31, 1996; 152 employees at December 31, 1997; 144 employees at December 31, 1998; 263 employees at December 31, 1999, including 60 employees in India; 332 employees at December 31, 2000, including 72 employees in India; and 257 employees as of June 30, 2001, including 79 in India. Prior to May 21, 1999, consultants used in India were employed by an affiliate of Juno. We expect to continue to rely on outsourcing arrangements for our customer service needs and for the performance of some advertising sales functions.

             Any staff attrition we experience, whether initiated by the departing employees or by the company, could place a significant strain on our managerial, operational, financial and other resources. To the extent that the company does not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, or at all. In January and April 2001, in addition to conducting some performance-related terminations, we eliminated a number of positions at Juno in response to changes in our business needs, such as the significant reduction in our marketing activities.  We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly reduced, either by the company's choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with advertisers, vendors and other counterparties; or expand and improve our service offerings. It may become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace, and it may also become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. In addition, if our merger transaction with NetZero is completed, it is expected that significant staff reductions will follow, which could affect the integration of our business with NetZero’s after the merger.  Thus, our business and financial results could suffer as a result of the staff reductions undertaken to date and from staff reductions or attrition that might occur in the future.

Our Juno Virtual Supercomputing Project is unproven, may fail to generate revenues or consumer acceptance, and may be discontinued

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

             However, we face a number of significant risks in connection with the Virtual Supercomputer Project and can give no assurance that such project will be successful.  As of June 30, 2001, we had not secured any material customers for this project.  There can be no assurance that we will identify or secure customers, in the pharmaceutical field or any other field, that are willing to compensate Juno for its subscribers’ unused processing power in a sufficient number to make this project successful. Prospective customers may raise concerns about the security of their data, and there can be no assurance that any steps we take to ensure such security will be effective or that demonstrations of their effectiveness will be persuasive to such prospective customers. Additionally, while we may require some or all subscribers to our free basic service to participate in the Virtual Supercomputer Project as a condition of using the service for free, there can be no assurance that a material number of Juno's subscribers will be willing to participate in the Virtual Supercomputer Project, even if their only alternative is to stop using our free basic service, or that any who are willing will comply with the requirements for participation, such as leaving their computers turned on when not in use. Some members of the media and some subscribers have raised concerns regarding whether the operation of the Virtual Supercomputer Project might harm them or their computers in some way, and there can be no assurance that we will be successful in allaying such concerns. If we are not successful in overcoming consumer concerns, we may be unable to derive significant revenues from the Virtual Supercomputer Project and we may experience significant subscriber attrition. Additionally, Juno has not conducted large-scale tests of some of the technology associated with the Virtual Supercomputer Project, and there can be no assurances that such technology will operate successfully on the scale that might be required by paying clients or at all. Unfavorable outcomes with regard to any of the above could cause our business and financial results to suffer.  Furthermore, it is currently anticipated that this project will be discontinued if we complete our merger transaction with NetZero.

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

             We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

•	user privacy;
•	children's privacy;
•	pricing and disclosure of pricing terms;
•	intellectual property;
•	federal, state and local taxation;
•	advertising;
•	distribution; and
•	characteristics and quality of products and services.

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

Federal Trade Commission action could impact our financial results and marketing  practices

             The FTC has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including Juno. As a result of this investigation, we entered into a consent agreement with the FTC, which was approved by the FTC on June 29, 2001, after a public comment period.

             Under the terms of the consent agreement, we are barred from making misrepresentations about the cost of our Internet access services, required to disclose the cancellation terms for these services in a clear and conspicuous manner, to provide adequate customer support to process subscribers' requests to cancel, and to make prominent disclosure that subscribers may incur long distance telephone charges while using our Internet access services. The consent agreement requires us to give notice regarding the possible availability of redress payments to certain subscribers who cancelled the service and identified the unavailability of local access numbers, or their having incurred long distance charges, as a reason for cancellation, as well as to subscribers who participated in specified rebate programs. Under the terms of the consent agreement, we are providing an opportunity for such subscribers to apply for refunds for long distance telephone charges they incurred to use Juno's services for up to two months following their sign-up date and we will be required to make compensatory payments to qualified subscribers who provide appropriate documentation demonstrating that they incurred such charges.  Our management currently anticipates that the compensatory payments will be approximately $800,000 and has accrued a liability for that amount. Actual compensatory payments may be greater than our estimate.  As a result, our business and financial results could suffer.

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

We are dependent on third-party software to accurately bill subscribers to our billable premium services

             The operation of our billable premium services requires the accurate operation of billing system software as well as our development of policies designed to reduce the incidence of credit card fraud and other forms of uncollectible “chargebacks.” If we encounter difficulty with the operation of these systems, or if errors, defects or malfunctions occur in the operation of these systems, this could result in erroneous overcharges to customers or in the under-collection of revenue, either of which could hurt our business and financial results.

Relationships with entities affiliated with the Chairman of our Board of Directors may present potential conflicts of interest

             The Chairman of our board of directors and our largest stockholder, Dr. David E. Shaw, is the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P. (“DESCO, L.P.”), a securities firm whose activities focus on various aspects of the intersection between technology and finance. Dr. Shaw and entities affiliated with him are also involved in other technology-related businesses apart from our company. As a result of these other interests, Dr. Shaw devotes only a portion of his time to our company, and spends most of his time and energy engaged in business activities unrelated to us. In addition to his indirect ownership of a controlling interest in DESCO, L.P., Dr. Shaw may have a controlling interest in these other businesses. Transactions between us and other entities affiliated with Dr. Shaw may occur and could result in conflicts of interest that prove harmful to us.

             In May 1999, we terminated an agreement with DESCO, L.P. under which individuals employed by its affiliates located in India provided consulting services to us. Following the termination of this agreement, these individuals became employees of a Juno subsidiary located in Hyderabad, India.

             We sublease office space at two locations in New York City from DESCO, L.P.  We sublease approximately 46,000 square feet at 120 West 45th Street. Rent payments are equal to $52 per square foot. We have exercised our right to terminate the subleases for 120 West 45th Street effective as of January 31, 2002 and have paid $165,900 in termination fees to DESCO, L.P.  In addition, we sublease approximately 26,000 square feet at 1540 Broadway.  Rent payments are currently equal to $38 per square foot.  Historically, Juno had used this space as a permitted occupant under a lease between Bertelsmann Property, Inc., the building’s owner, and DESCO, L.P., and had agreed to assume the performance of DESCO, L.P.’s payment obligations under that lease.  In July 2001, Juno entered into a formal sublease agreement with DESCO L.P. that memorializes Juno’s obligations to sublease the space through March 20, 2003.  In addition to our New York City subleases, our subsidiary in Hyderabad, India subleases office space from an affiliate of DESCO, L.P. We cannot be sure that we would be able to lease other space on favorable terms in the event the subleases for the space located at 1540 Broadway or in Hyderabad were to be terminated.

Our directors and officers exercise significant control over us

             As of July 31, 2001, the executive officers, directors, and persons and entities affiliated with executive officers or directors beneficially owned in the aggregate approximately 33.0% of our outstanding common stock. The Chairman of our board of directors is Dr. David E. Shaw. Dr. Shaw continues to serve as the Chairman and Chief Executive Officer of D. E. Shaw & Co., Inc., which is the general partner of DESCO, L.P. As of July 31, 2001, Dr. Shaw and persons or entities affiliated with him, including DESCO, L.P., beneficially owned, in the aggregate, approximately 31.2% of our outstanding common stock as of that date.  As a result of this concentration of ownership, Dr. Shaw is able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of Juno.

Our executive officers may have an interest in the merger transaction with NetZero

             Each of Charles Ardai and Harshan Bhangdia has entered into a Termination Protection Agreement with Juno that provides specified benefits in the event the executive officer is terminated.  It is anticipated that each of Mr. Ardai and Mr. Bhangdia will be terminated upon consummation of the merger with NetZero.  These agreements provide for Mr. Ardai to receive a severance payment equal to 125% of the sum of his base salary and guaranteed bonus and for Mr. Bhangdia to receive a severance payment equal to 75% of his base salary and guaranteed bonus in the event the executive is terminated without cause or terminates his employment for specified reasons, including a diminution in compensation, title or responsibilities. Any outstanding and unvested options of these executive officers will become fully vested upon such an event.  Furthermore, these agreements require Mr. Ardai, in exchange for a payment equal to 125% of the sum of his base salary and guaranteed bonus, not to compete with Juno’s business for a period of one year, and require Mr. Bhangdia, in exchange for a payment equal to 100% of the sum of his base salary and guaranteed bonus, not to compete with Juno’s business for a period of six months following termination.

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

Item 1 – Legal Proceedings

             We are involved in disputes and litigation in the ordinary course of our business, as well as the particular matters described below.

             In June 2000, we entered into a subscriber referral agreement with Freewwweb, a provider of free Web access that had elected to cease operations. Because Freewwweb and its affiliates had sought the protection of Chapter 11 of the Bankruptcy Code, this agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York. On July 19, 2000, the Bankruptcy Court granted Freewwweb's motion to approve the agreement. Thereafter, we began the subscriber referral process, which included Freewwweb's voluntary delivery to Juno of a computer file containing its subscribers' e-mail addresses and passwords in order to enable us to provide e-mail forwarding services to any former Freewwweb subscribers who chose to sign up for Juno. On August 1, 2000, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million solely as a result of the delivery to Juno of this file. Freewwweb's assertion is based on the premise that Juno should pay a subscriber referral fee for every former Freewwweb subscriber whose e-mail address and password was contained in the file, rather than, as stipulated in the agreement approved by the Bankruptcy Court, the significantly smaller number of former Freewwweb subscribers who actually created a new Juno account and used such account to access the Web for at least a specified minimum amount of time in a specified qualification period. Juno believes that Freewwweb's assertions are entirely without merit, that Freewwweb is not entitled to the additional consideration it seeks and that the likelihood that Freewwweb will be awarded any material compensation is remote.  We have commenced a proceeding with the Bankruptcy Court requesting a ruling on this issue, and are seeking unspecified monetary damages against Freewwweb.  We intend to defend our interests vigorously in this matter.

             We filed an action against Qualcomm Incorporated and NetZero in the United States District Court for the District of Delaware on June 1, 2000, alleging that the defendants have infringed our U.S. Patent No. 5,809,242. The complaint was served on the defendants on September 25, 2000. Our patent, issued in 1998, relates to technology developed by Juno that enables advertisements and other content to be displayed to an Internet user while that user is offline. The complaint alleges that a version of Qualcomm's Eudora e-mail software includes a setting called "sponsor mode" that enables advertising to be displayed while the user reads and writes e-mail offline. NetZero had begun distributing this version of Eudora and had engaged in activities to encourage its subscribers to use it. Our lawsuit seeks declaratory relief, permanent injunctive relief, attorneys’ fees and unspecified actual and punitive damages against both defendants. On November 6, 2000, the defendants filed an answer and counterclaim in which they seek to have the court declare our patent invalid. It is expected that upon completion of the merger transaction between Juno and NetZero, the legal actions described in this paragraph will be dismissed by the parties.

             On December 26, 2000, NetZero filed a separate action in the United States District Court for the Central District of California, alleging that Juno has infringed U.S. Patent No. 6,157,946. NetZero has alleged that the persistent advertising and navigation banner displayed to users of Juno's free service while they use the Web, along with other elements of Juno's service, infringe the patent. NetZero is seeking unspecified monetary damages, attorneys’ fees, and injunctive relief, including a prohibition on Juno's continuing to offer its free service in its current form. On January 5, 2001, the court entered an interim temporary restraining order prohibiting Juno from displaying third-party advertisements in the persistent advertising and navigation banner. Following a court hearing on April 12, 2001, the temporary restraining order was lifted. Accordingly, no injunctive restrictions are currently in force and, at the parties’ request, the court has stayed further proceedings in anticipation of the completion of the merger transaction between Juno and NetZero. It is expected that upon completion of the merger, the legal actions described in this paragraph will be dismissed by the parties.

Item 4 — Submission Of Matters To A Vote Of Security Holders

             We held our annual meeting of stockholders on May 16, 2001 in New York City. At the meeting, Juno's stockholders voted to re-elect Thomas L. Phillips, Jr. and Louis K. Salkind as directors for the term expiring in 2004.  There were 31,523,823 votes cast for and 1,436,231 votes withheld in connection with the election of Mr. Phillips and 31,538,322 votes cast for and 1,421,732 votes withheld in connection with the election of Dr. Salkind.  Our stockholders also approved amendments to our 1999 Stock Incentive Plan (the “1999 Plan”) to (i) increase the number of shares of common stock reserved for issuance over the term of the 1999 Plan by an additional 4,250,000 shares and (ii) increase to 45,000 shares of common stock the option grant that an eligible non-employee member of our Board of Directors receives upon initial appointment or election to the Board and to 15,000 shares of common stock the option grant that a continuing eligible non-employee Board member receives at each Annual Stockholders Meeting. This proposal was approved with a vote of 18,353,543 in favor; 1,501,672 against; and 161,678 abstaining. Our stockholders also provided the consent required by the Nasdaq National Market to permit us to issue shares of common stock in excess of 7,784,978 (up to a maximum of 12,000,000) in connection with our “equity line” financing facility, if the Company determines such issuances to be in the best interests of stockholders.  This proposal was approved with a vote of 19,156,210 in favor; 637,817 against; and 41,000 abstaining. Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2001 fiscal year. This proposal was approved with a vote of 32,728,861 in favor; 83,302 against; and 31,301 abstaining.

Item 6 – Exhibits and Reports on Form 8-K

(a)         The following exhibit is filed as part of this report:

10.1      Form of Termination Protection Agreement entered into by Juno with Charles Ardai and Harshan Bhangdia, respectively.

(b)        The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

             On April 25, 2001, Juno filed a report on Form 8-K reporting under Item 5 its financial and operating results for the quarterly period ended March 31, 2001 and the promotion of Harshan Bhangdia to the position of senior vice president and chief financial officer of Juno.

             On May 22, 2001, Juno filed a report on Form 8-K reporting under Item 5 that, subject to a 30-day public comment period and final approval by the Federal Trade Commission (the “FTC”), the FTC had voted to approve a consent agreement with Juno regarding specified advertising, billing and cancellation practices.

             On June 12, 2001, Juno filed a report on Form 8-K reporting under Item 5 that it had entered into an Agreement and Plan of Merger, dated as of June 7, 2001, with NetZero, Inc., United Online, Inc., JO Acquisition Corp. and NZ Acquisition Corp. pursuant to which the parties would engage in a business combination resulting in each of Juno and NetZero becoming a wholly owned subsidiary of United Online.

Item 7. Signatures

             Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JUNO ONLINE SERVICES, INC.
(Registrant)

Date: August 14, 2001		/s/ Charles E. Ardai

	Name:	Charles E. Ardai
	Title:	President, Chief Executive Officer and Director (principal executive officer)

Date: August 14, 2001		/s/ Harshan Bhangdia

	Name:	Harshan Bhangdia
	Title:	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)